Form 10QSB/A
period 1999-06-30
SOLID MANAGEMENT CORP
filed 1999-09-27
CIK 1088205

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------


                                  FORM 10-QSB/A



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




         The Accompanying Notes Are An Integral Part Of These Unaudited
                             Financial Statements.


Solid Management Corporation
(A Development Stage Company)
Unaudited Statement Of Operations

                                                                                                                        Unaudited
                                                                         Unaudited              Unaudited               July
                                                                         Three Month            Three Month             18, 1997
                                                                         Interim Period         Interim Period          (Inception)
                                                                         Ended                  Ended                   Through
                                                                         June                   June                    June
                                                                         30, 1999               30, 1998                30, 1999
                                                                         --------               --------                --------

Revenue                                                                $         0              $         0             $         0

Expenses:

Office                                                                           0                        0                      50
Legal and Accounting                                                         3,563                        0                   3,563

Total Expenses                                                               3,563                        0                   3,613

Net Income (Loss)                                                      $    (3,563)             $         0             $    (3,613)

Basic  Earnings (Loss) Per Share                                       $      0.00              $      0.00


Weighted Average Common Shares
 Outstanding                                                               500,000                  500,000




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



The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.

                                        6


Solid Management Corporation
Unaudited Statement Of Shareholders' Equity

                                                                                                              (Deficit)
                                                                                                             Accumulated
                                                    Number Of                          Additional            During The
                                                    Common              Common         Paid-In               Development
                                                    Shares              Stock          Capital          Stage             Total
                                                    ------              -----          -------          -----             -----
Balance At July 18, 1997                                     0        $       0        $       0        $       0         $       0

Issuance of Common Stock:
July 18, 1997 for Services Valued                      500,000               50               50
 at $.0001 Per Share

Net Loss                                                                                                      -50               -50

Balance At March 31, 1998 and 1999                     500,000               50                0              -50                 0


Net Loss June 30, 1999                                                                                     -3,563            -3,563

Balance At June 30, 1999                               500,000        $      50        $       0        ($  3,613)        ($  3,563)



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



                                          SOLID MANAGEMENT CORPORATION



Date: September 24,1999                      By: /s/Devinder Randhawa
                                             -----------------------------------
                                              Devinder Randhawa, President


                                          By: /s/ Bob Hemmerling
                                             -----------------------------------
                                              Bob Hemmerling, Secretary