Form 10QSB
period 1999-09-30
SOLID MANAGEMENT CORP
filed 1999-11-19
CIK 1088205

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-QSB

                                   (Mark One)

[X]   Quarterly report pursuant  section 13 or 15(d) of the Securities  Exchange
                   Act of 1934 For the quarterly period ended September 30, 1999

[ ]   Transition report pursuant  section 13 or 15(d) of the Securities Exchange
                   Act of 1934 For the transition period from________to_________

                        Commission file number 000-26931



              (Exact name of small business issuer in its charter)


             Nevada                                        98-0204702
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
Incorporation or organization)


   Suite 106, 1460 Pandosy Street, Kelowna, British Columbia, Canada V1Y IP3
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (250) 868-8445
                               -------------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Number of shares outstanding of the issuer's classes of common equity, as of September 30, 1999:
                   500,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ___ No _X_

         This document consists of 15 pages, excluding exhibits. The Exhibit Index is on page 14.

                          SOLID MANAGEMENT CORPORATION

                                      INDEX


Part I -  Financial Information

          Item 1.  Financial Statements.......................................3

          Item 2.  Plan of Operations.........................................9

Part II - Other Information

          Item 6.  Exhibits and Reports on Form 8-K .........................14

                   Signatures................................................15

                          SOLID MANAGEMENT CORPORATION

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Solid Management Corporation
(A Development Stage Company)
Unaudited Balance Sheet

                                                        Unaudited     Audited
                                                      September 30,  March 31,
                                                          1999         1999

ASSETS                                                  $     0       $    0

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities:

Accounts Payable                                        $ 1,957       $    0

Advances Due to Related Entity                            7,410            0

Total Current Liabilities                                 9,367            0

TOTAL LIABILITIES                                         9,367            0

SHAREHOLDERS' EQUITY

Common Stock, $.0001 Par Value
 Authorized 100,000,000 Shares;
 Issued And Outstanding 500,000 Shares                       50           50

Capital Paid In Excess Of
 Par Value Of Common Stock                                    0            0

(Deficit Accumulated During the Development Stage        (9,417)         (50)

TOTAL SHAREHOLDERS' EQUITY                               (9,367)           0

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $     0       $    0


              The Accompanying Notes Are An Integral Part Of These
                         Unaudited Financial Statements.

Solid Management Corporation
(A Development Stage Company)
Unaudited Statement Of Operations

                                                                   Unaudited
                                      Unaudited      Unaudited      July 18,
                                      Six Month      Six Month        1997
                                   Interim Period  Interim Period  (Inception)
                                       Ended          Ended          Through
                                    September 30,  September 30,   September 30,
                                        1999           1998            1999


Revenue                               $      0       $      0        $       0

Expenses:

Office                                   3,417              0            3,467

Legal and Accounting                     5,950              0            5,950

Total Expenses                           9,367              0            9,417

Net Income (Loss)                     $ (9,367)      $      0        $   9,417

Basic  Earnings (Loss) Per Share      $  (0.02)      $   0.00

Weighted Average Common Shares
 Outstanding                           500,000        500,000



              The Accompanying Notes Are An Integral Part Of These
                         Unaudited Financial Statements.

Solid Management Corporation
(A Development Stage Company)
Unaudited Statement Of Operations

                                                  Unaudited       Unaudited
                                                 Three Month     Three Month
                                                Interim Period  Interim Period
                                                    Ended           Ended
                                                 September 30,   September 30,
                                                     1999            1998


Revenue                                            $      0        $      0

Expenses:

   Office                                             3,417               0
   Legal and Accounting                               2,387               0

Total Expenses                                        5,804               0

Net Income (Loss)                                  $  5,804        $      0



Basic  Earnings (Loss) Per Share                   $   0.01        $   0.00

Weighted Average Common Shares
 Outstanding                                        500,000         500,000


              The Accompanying Notes Are An Integral Part Of These
                         Unaudited Financial Statements.

Solid Management Corporation
(A Development Stage Company)
Unaudited Statement Of Cash Flows
                                                                                           Unaudited
                                                              Unaudited        Unaudited    July 18,
                                                              Six Month        Six Month      1997
                                                           Interim Period  Interim Period  (Inception)
                                                               Ended           Ended         Through
                                                            September 30,   September 30,  September 30,
                                                                1999            1998           1999
Net (Loss)                                                    $(9,367)         $     0        $(9,417)

Adjustments To Reconcile Net Loss To Net Cash
    Used In Operating Activities:

Stock Issued For Services                                           0                0             50

Expenses Paid by Related Entity on Behalf of Company            7,410                0          7,410

Increase in Accounts Payable                                    1,957                           1,957

Net Cash Flows Provided By Operations                               0                0              0

Cash Flows From Investing Activities:

Net Cash Flows Provided By Investing Activities                     0                0              0

Cash Flows From Financing  Activities:

Issuanance of Common Stock                                          0                0              0

Net Cash Flows Provided By Financing Activities                     0                0              0

Net Increase In Cash                                                0                0              0

Cash At Beginning Of Period                                         0                0              0

Cash At End Of Period                                         $     0          $     0        $     0


Summary of non-cash investing and financing activities:

Stock Issued for Services                                     $     0          $     0        $    50

Expenses Paid by Related Entity on Behalf of Company          $ 7,410          $     0        $ 7,410

       The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.

Solid Management Corporation
Unaudited Statement Of Shareholders' Equity
                                                                              (Deficit)
                                                                             Accumulated
                                        Number Of               Additional   During The
                                          Common     Common       Paid-In    Development
                                          Shares     Stock        Capital        Stage         Total
Balance At July 18, 1997                      0      $     0      $     0      $     0       $     0

Issuance of Common Stock:
July 18, 1997 for Services Valued
    at $.0001 Per Share                 500,000           50                                      50

Net Loss                                                                           (50)          (50)

Balance At March 31, 1998 and 1999      500,000           50            0          (50)            0


Net Loss September 30, 1999                                                     (9,367)       (9,367)

Balance At September 30, 1999           500,000      $    50      $     0      $(9,417)      $(9,367)

        The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.

Solid Management Corporation
Notes To Unaudited Financial Statements
For The Three Month Period Ended September 30, 1999


Note 1 - Unaudited Financial Information

The unaudited financial information included for the three and six month interim period ended September 30, 1999 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the six month period ended September 30, 1999 are not necessarily indicative of the results expected for the fiscal year ended March 31, 2000.

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

                          SOLID MANAGEMENT CORPORATION

                               PLAN OF OPERATIONS

         The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended September 30, 1999. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

General Business Plan

         The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See "Item 1, Financial Statements." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

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

         We have, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-Q's or 10-QSB's, agreements and related reports and documents. The '34 Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the '34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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


         As stated previously, we will not acquire or merge with any entity that cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to the reporting requirements of the '34 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-Q (or 10-QSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the '34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

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



                                           SOLID MANAGEMENT CORPORATION


Date: November 17,1999                     By: /s/ Devinder Randhawa
                                              ----------------------------------
                                                   Devinder Randhawa, President



                                           By: /s/ Bob Hemmerling
                                              ----------------------------------
                                                   Bob Hemmerling, Secretary