Form 10QSB
period 1999-12-31
SOLID MANAGEMENT CORP
filed 2000-02-15
CIK 1088205

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
                                 For the quarterly period ended December 31,1999

[ ] Transition report  pursuant  section 13 or 15(d) of the Securities  Exchange
    Act  of  1934
                        For the transition period from__________to__________ Commission file number 000-26931



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


                                 (250) 868-8445
                              --------------------
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

Number of shares outstanding of the issuer's classes of common equity, as of December 31, 1999:

                   500,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes     No X
                                                  ---    ---

            This document consists of 14 pages, excluding exhibits.
                        The Exhibit Index is on page 13.

                          SOLID MANAGEMENT CORPORATION

                                      INDEX

Part I - Financial Information

         Item 1.  Financial Statements.........................................3

         Item 2.  Plan of Operations...........................................8

Part II - Other Information

         Item 6.  Exhibits and Reports on Form 8-K ...........................13

                  Signatures..................................................14

                                   SOLID MANAGEMENT CORPORATION
                                  (A Development Stage Company)

                                  Index to Financial Statements
PART I - FINANCIAL INOFRMATION

  Item 1. Financial Statements*
                                                                                             Page
                                                                                            ------
Condensed balance sheet, December 31, 1999 (unaudited)....................................    4

Condensed statements of operations for the three months ended December 31, 1999 and 1998, for the nine months ended December 31, 1999 and 1998,
  and from July 18, 1997 (inception) through December 31, 1999 (unaudited)................    5

Condensed statements of cash flows for the nine months ended December 31, 1999 and 1998,
  and from July 18, 1997 (inception) through December 31, 1999 (unaudited)................    6

Notes to condensed financial statements...................................................    7

*The accompanying condensed financial statements are not covered by an Independent
  Certified Public Accountant's report

                                                3

Part I. Item 1. Financial Information

                          SOLID MANAGEMENT CORPORATION
                         (A Development Stage Company)

                            CONDENSED BALANCE SHEET
                                  (Unaudited)

                               December 31, 1999

                                     ASSETS

                                                TOTAL ASSETS  $       -
                                                              =========

                     LIABILITIES AND SHAREHOLDERS' (DEFICIT)

LIABILITIES
  Accounts payable and accrued liabilities................... $  1,768
                                                              ---------
                                           TOTAL LIABILITIES     1,768
                                                              ---------
SHAREHOLDERS'  (DEFICIT)
  Common stock, $.0001 par value, 100,000,000 shares
     authorized, 500,000 shares issued and outstanding
     (See Note B)............................................        50
  Additional paid-in capital.................................     9,672
  Deficit accumulated during the development stage...........   (11,490)
                                                              ---------
                                TOTAL SHAREHOLDERS' (DEFICIT)    (1,768)
                                                              ---------
                                                              $       -
                                                              =========


            See accompanying notes to condensed financial statements

                                                   SOLID MANAGEMENT CORPORATION
                                                  (A Development Stage Company)

                                                CONDENSED STATEMENTS OF OPERATIONS
                                                           (Unaudited)
                                                                                                                   July 18, 1997
                                                       Three Months Ended              Nine  Months Ended           (inception)
                                                   ----------------------------    ----------------------------       Through
                                                   December 31,    December 31,    December 31,    December 31,     December 31,
                                                      1999            1998            1999            1998              1999
                                                   ------------    ------------    ------------    ------------    --------------
COSTS AND EXPENSES
  Legal fees...................................... $        938    $          -    $      5,140    $          -    $        5,140
  Accounting fees.................................          733               -           2,481               -             2,481
  Printing costs..................................          402               -           3,819               -             3,819
  Stock-based compensation for
      organizational costs (Note B)...............            -               -               -               -                50
                                                   ------------    ------------    ------------    ------------    --------------
                              LOSS FROM OPERATIONS       (2,073)              -         (11,440)              -           (11,490)
                                                   ------------    ------------    ------------    ------------    --------------

INCOME TAX BENEFIT (EXPENSE) (NOTE C)
  Current tax benefit.............................          395               -           2,178               -             2,187
  Deferred tax expense............................         (395)              -          (2,178)              -            (2,187)
                                                   ------------    ------------    ------------    ------------    --------------
                                          NET LOSS $     (2,073)   $          -    $    (11,440)   $          -    $      (11,490)
                                                   ============    ============    ============    ============    ==============

  BASIC AND DILUTED
     LOSS PER COMMON SHARE........................ $      *        $       *       $      *        $      *        $        *
                                                   ============    ============    ============    ============    ==============

  BASIC AND DILUTED WEIGHTED AVERAGE
     COMMON SHARES OUTSTANDING....................      500,000         500,000         500,000         500,000           500,000
                                                   ============    ============    ============    ============    ==============

    *  Less than .01 per share



                                     See accompanying notes to condensed financial statements

                                                                5

                                         SOLID MANAGEMENT CORPORATION
                                        (A Development Stage Company)

                                      CONDENSED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)


                                                                                                July 18, 1997
                                                                Nine Months Ended                (inception)
                                                        --------------------------------           Through
                                                         December 31,       December 31,         December 31,
                                                            1999                1998                1999
                                                        ------------        ------------        -------------
OPERATING ACTIVITIES
          Net loss..................................... $    (11,440)       $          -        $     (11,490)

          Non-cash transactions:
             Stock-based compensation for
                 organizational costs (Note B).........            -                   -                   50
          Changes in operating assets and liabilities:
             Accounts payable and accrued liabilities:         1,768                   -                1,768
                                                        ------------        ------------        -------------

                                     NET CASH (USED IN) $     (9,672)       $          -        $      (9,672)
                                                        ------------        ------------        -------------

FINANCING ACTIVITIES
         Third party expenses paid by affiliate on
           behalf of the company, recorded as
           additional-paid-in capital..................        9,672                   -                9,672
                                                        ------------        ------------        -------------

                                  NET CASH PROVIDED BY
                                  FINANCING ACTIVITIES         9,672                   -                9,672
                                                        ------------        ------------        -------------

                                    NET CHANGE IN CASH             -                   -                    -
         Cash, beginning of period.....................            -                   -                    -
                                                        ------------        ------------        -------------
                                   CASH, END OF PERIOD  $          -        $          -        $           -
                                                        ============        ============        =============

      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
              Interest................................. $          -        $          -        $           -
                                                        ============        ============        =============
              Income taxes............................. $          -        $          -        $           -
                                                        ============        ============        =============

Non-cash financing activities:
               500,000 shares common stock
                  issued for services.................. $          -        $          -        $          50
                                                        ============        ============        =============


                           See accompanying notes to condensed financial statements

                          SOLID MANAGEMENT CORPORATION
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended March 31, 1999 as filed in its form 10-SB filed September 27, 1999 and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7 on July 18, 1997 and is a "blank check" company with the purpose to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

NOTE B: RELATED PARTY TRANSACTIONS

The Company has issued an officer 500,000 shares of common stock in exchange for services related to management and organization costs of $50. The officer will provide administrative and marketing services as needed. The officer may, from time to time, advance to the Company any additional funds that the Company needs for costs in connection with searching for or completing an acquisition or merger.

The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the three months ended December 31, 1999 the Company incurred legal expense of $938, accounting expense of $733, and printing expense of $402. For the nine months ended December 31, 1999 the Company incurred legal expense of $5,140, accounting expense of $2,481, and printing costs of $3,819. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.

NOTE C: INCOME TAXES

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

                          SOLID MANAGEMENT CORPORATION

                                PLAN OF OPERATION

         The Company intends to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for its securities. We have not identified a particular acquisition target and have not entered into any negotiations regarding such an acquisition. As soon as this registration statement becomes effective under Section 12 of the '34 Act, we intend to contact investment bankers, corporate financial analysts, attorneys and other investment industry professionals through various media. None of our officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this registration statement.

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

         While such disclosure may include audited financial statements of such a target entity, there is no assurance that such audited financial statements will be available. As part of the negotiation process, the Board of Directors does intend to obtain certain assurances of value, such as statements of assets and liabilities, material contracts, accounts receivable statements, or other indicia of the target entity's condition prior to consummating such a transaction, with further assurances that an audited statement would be provided within sixty days after closing. Closing documents will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

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

         The  Company  has  not,  and  does  not  intend  to  enter  into,   any
arrangement, agreement or understanding with non-management shareholders under which non-management shareholders may directly or indirectly participate in or influence the management of the Company. Management currently holds 60.8% of the outstanding stock in the Company. As a result, management is in a position to elect a majority of the directors and to control the Company's affairs.

         The Company has no full time employees. Our President and Secretary have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 5 hours each per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. The Company does not expect any significant changes in the number of employees. See "Directors, Executive Officers, Promoters and Control Persons - Conflicts of Interest".

         Our officers and directors may become involved with other companies who have a business purpose similar to that of the Company. As a result, potential conflicts of interest may arise in the future. If such a conflict does arise and an officer or director of the Company is presented with business opportunities under circumstances where there may be a doubt as to whether the opportunity should belong to the Company or another "blank check" company they are affiliated with, they will disclose the opportunity to all such companies. If a situation arises in which more than one company desires to merge with or acquire that target company and the principals of the proposed target company have no preference as to which company will merge with or acquire such target company, the company which first filed a registration statement with the Securities and Exchange Commission will be entitled to proceed with the proposed transaction. See "Risk Factors - Affiliation With Other "Blank Check" Companies" and "Management."

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

         It is anticipated that the Company will incur nominal expenses in the implementation of its business plan. Because the Company has no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as interest free loans to the Company, for a minimum of twelve months from the date of this registration statement. If additional funding is necessary, management and or shareholders will continue to provide capital or arrange for additional outside funding. However, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has no agreements with the Company that would impede or prevent consummation of a proposed transaction. There is no assurance, however, that management will continue to provide capital indefinitely if a merger candidate cannot be found. If a merger candidate cannot be found in a reasonable period of time, management may be required reconsider its business strategy, which could result in the dissolution of the Company.

Acquisition of Opportunities

         In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders. Furthermore, management may negotiate or otherwise consent to the purchase of all or a portion its stock in the Company. Any terms of sale of the shares presently held by officers and/or directors of the Company will be also afforded to all other shareholders of the Company on similar terms and conditions. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

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

         Exhibit No.       Description
--------------------------------------

         3.1*              Articles of Incorporation

         3.2*              Amendment to Articles of Incorporation

         3.3*              Bylaws

         4.1*              Specimen Informational Statement

         4.1.1*            Form of Lock-up Agreement Executed by the

                           Company's Shareholders

         27.1              Financial Data Schedule

*Filed as an Exhibit to the Company's Registration Statement on Form 10-SB, dated August 4, 1999, and incorporated herein by this reference.

Reports on Form 8-K

         None

                          SOLID MANAGEMENT CORPORATION

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SOLID MANAGEMENT CORPORATION


Date: February 12, 2000                        By: /s/ Devinder Randhawa
                                                   ---------------------
                                                   Devinder Randhawa, President

                                               By: /s/ Bob Hemmerling
                                                   ------------------
                                                   Bob Hemmerling, Secretary