Form 10QSB
period 2000-06-30
SOLID MANAGEMENT CORP
filed 2000-08-10
CIK 1088205

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                        Commission file Number: 000-26931

                             SOLID MANAGEMENT CORP.

        (Exact name of small business issuer as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   98-0204702
                     (I.R.S. Employer Identification Number)

                               2779 Lake City Way
                            Burnaby, British Columbia
                                     V5A 2Z6
                    (Address of principal executive offices)

                                  (604)415-0444
                           (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common
equity, as of  the latest  practicable  date:    500,000  common  shares  as  at
June 30, 2000

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                             SOLID MANAGEMENT CORP.

                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets as of June 30, 2000 and March 31, 2000

                  Statements of Operations for the periods ended
                  June 30, 1999 and June 30, 2000

                  Statements of Cash Flows for the periods ended
                  June 30, 1999 and June 30, 2000

                  Consolidated Statements of Changes in Stockholders' Equity

                  Notes to Consolidated Financial Statements

         Item 2   Plan of Operations

PART II. OTHER INFORMATION

         SIGNATURES

                          SOLID MANAGEMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                  JUNE 30, 2000

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

==================================================================================================================
                                                                                                       (Audited)
                                                                                        June 30,       March 31,
                                                                                            2000           2000
------------------------------------------------------------------------------------------------------------------
ASSETS                                                                            $          --   $           --
==================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
    Accounts payable and accrued liabilities                                      $        2,250  $           --
                                                                                  --------------  --------------


STOCKHOLDERS' EQUITY
    Capital stock (Note 4)
       Authorized
             100,000,000  common shares with a par value of $0.0001

       Issued and outstanding
                 500,000  common shares                                                       50               50

    Additional paid in capital                                                            13,474           12,933
    Deficit accumulated during the development stage                                     (15,774)         (12,983)
                                                                                  --------------  ---------------

                                                                                          (2,250)             --
                                                                                  --------------  --------------

Total liabilities and stockholders' equity                                        $          --   $           --
==================================================================================================================




   The accompanying notes are an integral part of these financial statements.

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

===============================================================================================================================
                                                                                Cumulative
                                                                                   Amounts
                                                                            From Inception
                                                                                        on
                                                                                  July 18,
                                                                                      1997       Three Month      Three Month
                                                                                        to      Period Ended     Period Ended
                                                                                  June 30,          June 30,         June 30,
                                                                                      2000              2000             1999
-------------------------------------------------------------------------------------------------------------------------------
EXPENSES
    Office and miscellaneous                                               $         4,598   $            56  $           --
    Professional fees                                                               11,176             2,735            3,563
                                                                           ---------------   ---------------  ---------------

LOSS FOR THE PERIOD                                                        $        15,774   $         2,791  $         3,563
===============================================================================================================================

BASIC AND DILUTED LOSS PER SHARE                                                             $         (0.01) $         (0.01)
===============================================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                                        500,000          500,000
===============================================================================================================================







   The accompanying notes are an integral part of these financial statements.

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

==============================================================================================================================
                                                                                Cumulative
                                                                                   Amounts
                                                                            From Inception
                                                                                        on
                                                                                  July 18,
                                                                                      1997       Three Month      Three Month
                                                                                        to      Period Ended     Period Ended
                                                                                  June 30,          June 30,         June 30,
                                                                                      2000              2000             1999
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                    $       (15,774)  $        (2,791) $        (3,563)
    Items not affecting cash:
       Stock issued for services                                                        50                --               --
       Expenses paid by related entity on behalf of Company                             --                --            2,071
       Increase in accounts payable                                                  2,250             2,250            1,492
                                                                           ---------------   ---------------  ---------------

    Net cash used in operating activities                                          (13,474)             (541)              --
                                                                           ---------------   ---------------  ---------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Net cash used in investing activities                                               --                --               --
                                                                           ---------------   ---------------  ---------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Shareholder capital contribution                                                13,474               541               --
                                                                           ---------------   ---------------  ---------------

    Net cash provided by financing activities                                       13,474               541               --
                                                                           ---------------   ---------------  ---------------


CHANGE IN CASH POSITION DURING THE PERIOD                                               --                --               --


CASH POSITION, BEGINNING OF THE PERIOD                                                  --                --               --
                                                                           ---------------   ---------------  ---------------


CASH POSITION, END OF THE PERIOD                                           $            --   $            --  $            --
==============================================================================================================================

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
    Cash paid for income taxes                                             $            --   $            --  $            --
    Cash paid for interest                                                 $            --   $            --  $            --
==============================================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING, INVESTING,
    AND FINANCING ACTIVITIES:
    Common shares issued for services                                      $            50   $            --  $            --
    Expenses paid by related entity on behalf of Company                             2,071                --            2,071
==============================================================================================================================

   The accompanying notes are an integral part of these financial statements.

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

==============================================================================================================================
                                                                                                     Deficit
                                                                                                 Accumulated
                                                                                                      During
                                                    Common Stock                Additional               the            Total
                                           --------------------------------        Paid in       Development    Stockholders'
                                               Shares           Amount             Capital             Stage           Equity
------------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 18, 1997                                --   $          --    $          --    $         --   $           --

    Capital stock issued for services             500,000             50               --              --               50

    Loss for the period                               --              --               --              (50)            (50)
                                           --------------  --------------   --------------   --------------  --------------

BALANCE, MARCH 31, 1998                           500,000             50               --              (50)             --

    Loss for the period                               --              --               --               --              --
                                           --------------  --------------   --------------   --------------  -------------

BALANCE, MARCH 31, 1999                           500,000             50               --              (50)             --

    Shareholder capital contribution                  --              --            12,933              --          12,933

    Loss for the period                               --              --               --          (12,933)        (12,933)
                                           --------------  --------------   --------------   --------------  --------------

BALANCE, MARCH 31, 2000                           500,000             50           12,933          (12,983)             --

    Shareholder capital contribution                  --              --              541               --             541

    Loss for the period                               --              --               --           (2,791)         (2,791)
                                           --------------  --------------   --------------   --------------  --------------

BALANCE, JUNE 30, 2000                            500,000  $          50    $       13,474   $     (15,774) $       (2,250)
==============================================================================================================================



   The accompanying notes are an integral part of these financial statements.

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2000
================================================================================

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

         The Company is a "Blank Check" company which plans to search for a suitable business to merge with or acquire. Operations since incorporation consisted primarily of obtaining capital contributions by the initial investors and activities regarding the registration of the offering with the Securities and Exchange commission.

         In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended March 31, 2000. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending March 31, 2001.

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

         ==========================================================================================
                                                                                        (Audited)
                                                                         June 30,       March 31,
                                                                             2000            2000
         ------------------------------------------------------------------------------------------
         Deficit accumulated during the development stage          $      (15,774) $      (12,983)
         ==========================================================================================

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

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2000
================================================================================

3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

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

         COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of June 30, 2000.

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

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2000
================================================================================

4.       CAPITAL STOCK

         On July 18, 1997, the Company issued 500,000 shares of common stock for services at a deemed value of $50.

         Proposed public offering of common stock

         The Company is preparing to commence with a "Blank Check" offering subject to Rule 419 of the Securities Act of 1933, as amended, for 200,000 common shares to be sold at a price of $1.00 per share.

         Rule 419 requirements

         Rule 419 requires that offering proceeds, after deduction for underwriting commissions, underwriting expenses and deal allowances issued, be deposited into an escrow or trust account (the "Deposited Funds" and "Deposited Securities", respectively) governed by an agreement which contains certain terms and provisions specified by the Rule. Under Rule 419, the Deposited Funds and Deposited Securities will be released to the company and to the investors, respectively, only after the company has met the following three basic conditions. First, the company must execute an agreement(s) for an acquisition(s) meeting certain prescribed criteria. Second, the company must file a post-effective amendment to the registration statement that includes the terms of a reconfirmation offer that must contain conditions prescribed by the rules. The post-effective amendment must also contain information regarding the acquisition candidate(s) and its business(es), including audited financial statements. The agreement(s) must include, as a condition precedent to their consummation, a requirement that the number of investors representing 80% of the maximum proceeds must elect to reconfirm their investments. Third, the company must conduct the reconfirmation offer and satisfy all of the prescribed conditions, including the condition that investors representing 80% of the Deposited Funds must elect to remain investors. The post-effective amendment must also include the terms of the reconfirmation offer mandated by Rule 419. The reconfirmation offer must include certain prescribed conditions that must be satisfied before the Deposited Funds and Deposited Securities can be released from escrow. After the company submits a signed representation to the escrow agent that the requirements of Rule 419 have been met and after the acquisition(s) is consummated, the escrow agent can release the Deposited Funds and Deposited Securities. Investors who do not
         reconfirm their investments will receive the return of a pro-rata portion thereof; and in the event investors representing less than 80% of the Deposited Funds reconfirm their investments, the Deposited Funds will be returned to the investors on a pro-rata basis.

5.       INCOME TAXES

        The Company's total deferred tax asset at June 30 is as follows:

        =========================================================================================
                                                                         2000            1999
        -----------------------------------------------------------------------------------------
        Tax benefit of net operating loss carryforward               $      2,366    $       534
        Valuation allowance                                                (2,366)          (534)
                                                                     -------------   ------------
                                                                     $         --    $        --
        =========================================================================================

        The Company has a net operating loss carryforward of approximately $15,774, which if not used, will expire between the years 2019 and 2020. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2000
================================================================================

6.      RELATED PARTY TRANSACTIONS

        The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the period ended June 30, 2000, the Company incurred professional fees of $2,735 and office and miscellaneous expense of $56. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended June 30, 2000. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

Introduction

We intend to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for its securities. We have not identified a particular acquisition target and have not entered into any negotiations regarding an acquisition. As soon as our registration statement becomes effective under Section 12 of the `34 Act, we intend to contact investment bankers, corporate financial analysts, attorneys and other investment industry professionals through various media. None of our officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger with us as of the date of our registration statement.

Depending upon the nature of the relevant business opportunity and the applicable state statutes governing how the transaction is structured, our Board of Directors expects that it will provide our shareholders with complete disclosure documentation concerning a potential business opportunity and the structure of the proposed business combination prior to consummation. Disclosure is expected to be in the form of a proxy or information statement, in addition to the post-effective amendment.

While any disclosure must include audited financial statements of the target entity, we cannot assure you that such audited financial statements will be available. As part of the negotiation process, the Board of Directors does intend to obtain certain assurances of value, including statements of assets and liabilities, material contracts, accounts receivable statements, or other indicia of the target entity's condition prior to consummating a transaction, with further assurances that an audited statement would be provided prior to execution of a merger or acquisition agreement. Closing documents will include representations that the value of the assets transferred will not materially differ from the representations included in the closing documents, or the transaction will be voidable.

Due to our intent to remain a shell corporation until a merger or acquisition candidate is identified, it is anticipated that its cash requirements shall be minimal, and that all necessary capital, to the extent required, will be provided by the directors or officers. We do not anticipate that we will have to raise capital in the next twelve months. We also do not expect to acquire any plant or significant equipment.

We have not, and do not intend to enter into, any arrangement, agreement or understanding with non-management shareholders allowing non-management shareholders to directly or indirectly participate in or influence our management of the Company. Management currently holds

60.8% of our stock. As a result, management is in a position to elect a majority of the directors and to control our affairs.

We have no full time employees. Our President and Secretary have agreed to allocate a portion of her time to our activities, without compensation. This officer anticipates that our business plan can be implemented by her devoting approximately five (5) hours each per month to our business affairs and, consequently, conflicts of interest may arise with respect to their limited time commitment. We do not expect any significant changes in the number of employees.

Our officers and directors may become involved with other companies who have a business purpose similar to ours. As a result, potential conflicts of interest may arise in the future. If a conflict does arise and an officer or director is presented with business opportunities under circumstances where there may be a doubt as to whether the opportunity should belong to us or another "blank check" company they are affiliated with, they will disclose the opportunity to all the companies. If a situation arises where more than one company desires to merge with or acquire that target company and the principals of the proposed target company have no preference as to which company will merge with or acquire the target company, the company that first filed a registration statement with the Securities and Exchange Commission will be entitled to proceed with the proposed transaction.

General Business Plan

Our purpose is to seek, investigate and, if investigation warrants, acquire an interest in business opportunities presented to it by persons or firms that desire to seek the perceived advantages of an Exchange Act registered corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to restrict our discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

We may seek a business opportunity with entities that have recently commenced operations, or that wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

We anticipate that the selection of a business opportunity will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. The perceived benefits may include facilitating or improving the terms for additional equity financing that may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and their factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of these business opportunities extremely difficult and complex.

We have, and will continue to have, no capital to provide the owners of business opportunities with any significant cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSBs, 10-Q's or 10-QSBs, agreements and related reports and documents. The `34 Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. Nevertheless, our officers and directors have not conducted market research and are not aware of statistical data that would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by our officers and directors, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities that may be brought to our attention through present associations of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, management will consider:

     *    the available technical, financial and managerial resources;
     *    working capital and other financial requirements;
     *    history of operations, if any;
     *    prospects for the future;
     *    nature of present and expected competition;
     * the quality and experience of management services that may be available and the depth of that management;
     *    the potential for further research, development, or exploration;
     * specific risk factors not now foreseeable but could be anticipated to impact our proposed activities;
     *    the potential for growth or expansion;
     *    the potential for profit;
     * the perceived public recognition of acceptance of products, services, or trades;
     *    name identification; and
     *    other relevant factors.

Our officers and directors expect to meet personally with management and key personnel of the business opportunity as part of their "due diligence" investigation. To the extent possible, we intend to utilize written reports and personal investigations to evaluate the above factors. We will not acquire or merge with any company that cannot provide audited financial statements within a reasonable period of time after closing of the proposed transaction.

Our management, while probably not especially experienced in matters relating to our prospective new business, shall rely upon their own efforts and, to a much lesser extent, the efforts of our shareholders, in accomplishing our business purposes. We do not anticipate that any outside consultants or advisors, except for our legal counsel and accountants, will be utilized by us to accomplish our business purposes. However, if we do retain an outside consultant or advisor, any cash fee will be paid by the prospective merger/acquisition candidate, as we have no cash assets. We have no contracts or agreements with any outside consultants and none are contemplated.

We will not restrict our search for any specific kind of firms, and may acquire a venture that is in its preliminary or development stage or is already operating. We cannot predict at this time the status of any business in which we may become engaged, because the business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages that we may offer. Furthermore, we do not intend to seek capital to finance the operation of any acquired business opportunity until we have successfully consummated a merger or acquisition.

We anticipate that we will incur nominal expenses in the implementation of its business plan. Because we has no capital to pay these anticipated expenses, present management will pay these charges with their personal funds, as interest free loans, for a minimum of twelve months from the date of our registration statement. If additional funding is necessary, management and or shareholders will continue to provide capital or arrange for additional outside funding. However, the only opportunity that management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has no agreements with us that would impede or prevent consummation of a proposed transaction. We cannot assure, however, that management will continue to provide capital indefinitely if a merger candidate cannot be found. If a merger candidate cannot be found in a reasonable period of time, management may be required reconsider its business strategy, which could result in our dissolution.

A business combination involving the issuance of our common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. If that occurs, management may be required to sell or transfer all or a portion of the Company's common stock held by them, or resign as members of the Board of Directors of the Company. The resulting change in control could result in removal of one or more present officers and directors and a corresponding reduction in or elimination of their participation in our future affairs.

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

While the actual terms of a transaction that management may not be a party to cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In that event, our shareholders would retain 20% or less of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of the shareholders.

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

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of our Company that the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will probably hold a substantially lesser percentage ownership interest following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then shareholders.

We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although we cannot predict the terms of the agreements, generally the agreements will require some specific representations and warranties by all of the parties, will specify certain events of default, will detail the terms of closing and the conditions that must be satisfied by each of the parties prior to and after the closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

As stated previously, we will not acquire or merge with any entity that cannot provide independent audited financial statements concurrent with the closing of the proposed transaction. We are subject to the reporting requirements of the `34 Act. Included in these requirements is our affirmative duty to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-KSB and quarterly reports on Form 10-QSB. If the audited financial statements are not available at closing, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable at the discretion of our present management. If the transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

Competition

We will remain an insignificant participant among the firms that engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we do. In view of our combined extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

                                     PART II
                                OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

              None

Item 2        CHANGES IN SECURITIES AND USE OF PROCEEDS

              None

Item 3        DEFAULTS UPON SENIOR SECURITIES

              None

Item 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

Item 5        OTHER INFORMATION

              None

Item 6        EXHIBITS AND REPORTS ON FORM 8-K

              (a)      Exhibits

                       None

              (b)      Reports on Form 8-K

                       We filed a Form 8-K on June 21, 2000 stating the changes in our certifying accountant

                       Exhibit 27.1     Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SOLID MANAGEMENT CORP.


Dated:  August 4, 2000              Per:  /s/ Andrea Carley
                                          -------------------------------------
                                          Andrea Carley, President and Director