Form 10QSB
period 2000-09-30
SOLID MANAGEMENT CORP
filed 2000-11-13
CIK 1088205

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:        10,000,000 common shares as at
                                                  September 30, 2000

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                             SOLID MANAGEMENT CORP.


                                      INDEX

PART 1.  FINANCIAL INFORMATION

 Item 1.   Financial Statements                                                3

           Consolidated Balance Sheets as of
           September 30, 2000 and March 31, 2000                               3

           Consolidated Statements of Operations for the periods ended
           September 30, 2000 and September 30, 1999                           5

           Consolidated  Statements  of Cash Flows for the periods ended
           September  30, 2000 and September 30, 1999                          5

           Consolidated Statements of Changes in Stockholders' Equity          7

           Notes to Consolidated Financial Statements                          8

 Item 2    Plan of Operation                                                  12

PART II. OTHER INFORMATION

         Item 1    Legal Proceedings                                          17

         Item 2    Changes in Securities                                      17

         Item 3    Defaults Upon Senior Securities                            17

         Item 4    Submission of Matters to a Vote of Security Holders        17

         Item 5    Other Information                                          17

         Item 6    Exhibits and Reports on Form 8K                            17


         SIGNATURES                                                           18

                          SOLID MANAGEMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


                               SEPTEMBER 30, 2000

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)



==============================================================================================
                                                                                     (Audited)
                                                            September 30,            March 31,
                                                                     2000                 2000

----------------------------------------------------------------------------------------------
ASSETS                                                         $      --             $      --
==============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
    Accounts payable and accrued liabilities                   $   4,500             $      --
                                                               ---------             ---------


STOCKHOLDERS' EQUITY
    Capital stock (Note 4)
       Authorized
         100,000,000 common shares with a par value of $0.0001

       Issued and outstanding
          September 30, 2000 - 10,000,000 common shares            1,000                 1,000
          March 31, 2000 - 10,000,000 common shares

    Additional paid in capital                                    12,524                11,983
    Deficit accumulated during the development stage             (18,024)              (12,983)
                                                               ---------             ---------

                                                                  (4,500)                   --
                                                               ---------             ---------

Total liabilities and stockholders' equity                     $      --             $      --
==============================================================================================






   The accompanying notes are an integral part of these financial statements.

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)


==============================================================================================================================

                                              Cumulative
                                                 Amounts
                                         From Inception
                                                      on
                                                July 18,
                                                    1997      Three Month       Three Month        Six Month         Six Month
                                                      to     Period Ended      Period Ended     Period Ended      Period Ended
                                           September 30,    September 30,     September 30,    September 30,     September 30,
                                                    2000             2000              1999             2000              1999
------------------------------------------------------------------------------------------------------------------------------


EXPENSES
    Office and miscellaneous            $         4,598   $           --   $           --    $            56  $           --
    Professional fees                            13,426             2,250            5,804             4,985            9,376
                                        ---------------   ---------------  ---------------   ---------------  ---------------

LOSS FOR THE PERIOD                     $        18,024   $         2,250  $         5,804   $         5,041  $         9,367
==============================================================================================================================

BASIC AND DILUTED LOSS PER SHARE                          $         (0.01) $         (0.01)  $         (0.01) $         (0.01)
==============================================================================================================================

WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                                      10,000,000       10,000,000        10,000,000       10,000,000
==============================================================================================================================



   The accompanying notes are an integral part of these financial statements.

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)


==============================================================================================================================
                                                                                 Cumulative
                                                                                    Amounts
                                                                            From Inception
                                                                                         on
                                                                                   July 18,
                                                                                       1997        Six Month         Six Month
                                                                                         to     Period Ended      Period Ended
                                                                              September 30,    September 30,     September 30,
                                                                                       2000             2000              1999
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                    $       (18,024)  $        (5,041) $        (9,367)
    Items not affecting cash:
       Stock issued for services                                                        50               --               --
       Expenses paid by related entity on behalf of Company                            --                --             7,410
       Increase in accounts payable                                                  4,500             4,500            1,957
                                                                           ---------------   ---------------  ---------------

    Net cash used in operating activities                                          (13,474)             (541)             --
                                                                           ---------------   ---------------  ---------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Net cash used in investing activities                                              --                --               --
                                                                           ---------------   ---------------  ---------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Shareholder capital contribution                                                13,474               541              --
                                                                           ---------------   ---------------  ---------------

    Net cash provided by financing activities                                       13,474               541              --
                                                                           ---------------   ---------------  ---------------


CHANGE IN CASH POSITION DURING THE PERIOD                                              --                --               --


CASH POSITION, BEGINNING OF THE PERIOD                                                 --                --               --
                                                                           ---------------   ---------------  ---------------


CASH POSITION, END OF THE PERIOD                                           $           --    $           --   $           --
==============================================================================================================================

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
    Cash paid for income taxes                                             $           --    $           --   $           --
    Cash paid for interest                                                 $           --    $           --   $           --
==============================================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING, AND FINANCING ACTIVITIES:
    Common shares issued for services                                      $            50   $           --   $           --
    Expenses paid by related entity on behalf of Company                             7,410               --             7,410
==============================================================================================================================


   The accompanying notes are an integral part of these financial statements.

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)



==============================================================================================================================
                                                                                                 Deficit
                                                                                             Accumulated
                                                                                                  During
                                                             Common Stock       Additional           the          Total
                                                    --------------------------     Paid in   Development  Stockholders'
                                                          Shares       Amount      Capital         Stage         Equity
------------------------------------------------------------------------------------------------------------------------------


BALANCE, JULY 18, 1997                                       --   $       --   $       --    $       --    $       --

    Capital stock issued for services                10,000,000        1,000         (950)           --            50

    Loss for the period                                      --           --           --           (50)          (50)
                                                     ----------   ----------    ---------     ---------     ---------

BALANCE, MARCH 31, 1998                              10,000,000        1,000         (950)          (50)           --

    Loss for the period                                      --           --           --            --            --
                                                     ----------   ----------    ---------     ---------     ---------

BALANCE, MARCH 31, 1999                              10,000,000        1,000         (950)          (50)           --

    Shareholder capital contribution                         --           --       12,933            --        12,933

    Loss for the period                                      --           --           --       (12,933)      (12,933)
                                                     ----------   ----------    ---------     ---------     ---------

BALANCE, MARCH 31, 2000                              10,000,000        1,000       11,983       (12,983)           --

    Shareholder capital contribution                         --           --          541            --           541

    Loss for the period                                      --           --           --        (5,041)       (5,041)
                                                     ----------   ----------    ---------     ---------     ---------

BALANCE, SEPTEMBER 30, 2000                          10,000,000   $    1,000   $   12,524     $ (18,024)    $  (4,500)
==============================================================================================================================



   The accompanying notes are an integral part of these financial statements.

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000

--------------------------------------------------------------------------------

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

         In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended March 31, 2000. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending March 31, 2001.


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

         =======================================================================
                                                                       (Audited)
                                                       September 30,   March 31,
                                                                2000        2000

         -----------------------------------------------------------------------

         Deficit accumulated during the development stage  $ (18,024) $ (12,983)
         Working capital deficiency                           (4,500)        --
         =======================================================================

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

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000

--------------------------------------------------------------------------------

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

         COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of September 30, 2000.

         ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137 to defer the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

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

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000

--------------------------------------------------------------------------------

4.       CAPITAL STOCK

         On July 18, 1997, the Company issued 500,000 shares of common stock for services at a deemed value of $50.

         On September 9, 2000, the Company implemented a 20:1 forward stock split. The statements of changes in stockholders' equity has been restated to give retroactive recognition of the stock split by reclassifying to common stock from additional paid-in capital, the par value of shares arising from the split. In addition, all references to number of shares and per share amounts of common stock have been restated to reflect the stock split.

         Proposed public offering of common stock

         The Company is preparing to commence with a "Blank Check" offering subject to Rule 419 of the Securities Act of 1933, as amended, for 500,000 common shares to be sold at a price of $0.10 per share.

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

5.       INCOME TAXES

        The Company's total deferred tax asset at September 30 is as follows:

        ========================================================================

                                                               2000       1999
        ------------------------------------------------------------------------
        Tax benefit of net operating loss carryforward       $  2,704   $   534
        Valuation allowance                                    (2,704)     (534)
                                                             --------   -------

                                                             $    --    $   --
        ========================================================================

        The Company has a net operating loss carryforward of approximately $18,024, which if not used, will expire between the years 2019 and 2020. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000

--------------------------------------------------------------------------------

6.      RELATED PARTY TRANSACTIONS

        The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the period ended September 30, 2000, the Company incurred professional fees of $4,985 and office and miscellaneous expense of $56. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.

                                PLAN OF OPERATION

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended September 30, 2000. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

Introduction

We intend to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for its securities. We have not identified a particular acquisition target and have not entered into any negotiations regarding an acquisition. As soon as this registration statement becomes effective under Section 12 of the `34 Act, we intend to contact investment bankers, corporate financial analysts, attorneys and other investment industry professionals through various media. None of our officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger with us as of the date of this registration statement.

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

We have no full time employees. Our President and Secretary have agreed to allocate a portion of their time to our activities, without compensation. These officers anticipate that our business plan can be implemented by their devoting approximately five (5) hours each per month to our business affairs and, consequently, conflicts of interest may arise with respect to their limited time commitment. We do not expect any significant changes in the number of employees.

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

General Business Plan

Our purpose is to seek, investigate and, if investigation warrants, acquire an interest in business opportunities presented to it by persons or firms that desire to seek the perceived advantages of an Exchange Act registered corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to restrict our discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. See the financial statements at page F-1 of this prospectus. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

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

                  None

Item 3            DEFAULTS UPON SENIOR SECURITIES

                  None

Item 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      We held an annual general meeting on August 3, 2000.

         (b) Our annual general meeting involved the election of directors. Ms. Andrea Carley was re-elected the sole director of our company.

         (c) The first matter which was voted on at our annual general meeting was the election of directors. 304,000 votes received were cast for and zero votes were received against the election of Ms. Andrea Carley as the sole director of the Company.

                  The second matter which was voted on at our annual general meeting was the election of auditors. 304,000 votes received were cast for and zero votes were received against the election of Davidson & Company as our auditors for the fiscal year ending March 31, 2001

         (d)      Not applicable.

Item 5            OTHER INFORMATION

                  None

Item 6            EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           Exhibit 27.1 - Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SOLID MANAGEMENT CORP.


Dated:  November 10, 2000           Per:   /s/ Andrea Carley
                                           -------------------------------------
                                           Andrea Carley, President and Director