Form 10QSB
period 2000-12-31
SOLID MANAGEMENT CORP
filed 2001-02-14
CIK 1088205

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 500,000 common shares as at December 31, 2000

Transitional Small Business Disclosure Format (check one):   Yes [_]  No [X]

                             SOLID MANAGEMENT CORP.


                                      INDEX

PART 1.           FINANCIAL INFORMATION

                  Item 1.           Financial Statements

                                    Consolidated Balance Sheets as of
                                    December 31, 2000 and March 31, 2000

                                    Consolidated Statements of Operations for the periods ended
                                    December 31, 2000 and September 30, 1999

                                    Consolidated Statements of Cash Flows for the periods ended December 31, 2000 and September 30, 1999

                                    Consolidated Statements of Changes in Stockholders' Equity

                                    Notes to Consolidated Financial Statements

                  Item 2            Plan of Operation

PART II.          OTHER INFORMATION

                  Item 1            Legal Proceedings

                  Item 2            Changes in Securities

                  Item 3            Defaults Upon Senior Securities

                  Item 4            Submission of Matters to a Vote of Security Holders

                  Item 5            Other Information

                  Item 6            Exhibits and Reports on Form 8K


                  SIGNATURES

                          SOLID MANAGEMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                DECEMBER 31, 2000

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

==============================================================================================================================

                                                                                                December 31,        March 31,
                                                                                                        2000             2000
-----------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                       $             -  $             -
==============================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
    Accounts payable and accrued liabilities                                                 $         6,750  $             -
                                                                                             ---------------  ---------------


STOCKHOLDERS' EQUITY
    Capital stock (Note 4)
       Authorized
          100,000,000 common shares with a par value of $0.0001
       Issued and outstanding
          March 31, 2000 - 500,000 common shares
          December 31, 2000 - 500,000 common shares                                                       50               50
    Additional paid in capital                                                                        13,474           12,933
    Deficit accumulated during the development stage                                                 (20,274)         (12,983)
                                                                                             ---------------  ---------------

                                                                                                      (6,750)               -
                                                                                             ---------------  ---------------

Total liabilities and stockholders' equity                                                   $             -  $             -
==============================================================================================================================


ON BEHALF OF THE BOARD:


/s/ Andrea Carley
-----------------------
Andrea Carley, Director


    The accompanying notes are an integral part of thesefinancial statements.

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

===============================================================================================================================
                                              Cumulative
                                                 Amounts
                                          From Inception
                                             on July 18,      Three Month       Three Month       Nine Month        Nine Month
                                                1997  to     Period Ended      Period Ended     Period Ended      Period Ended
                                            December 31,     December 31,      December 31,     December 31,      December 31,
                                                    2000             2000              1999             2000              1999
-------------------------------------------------------------------------------------------------------------------------------

EXPENSES
    Office and miscellaneous            $         4,598   $             -  $             -   $            56  $             -
    Professional fees                            15,676             2,250            5,804             7,235           11,440
                                        ---------------   ---------------  ---------------   ---------------  ---------------


LOSS FOR THE PERIOD                     $        20,274   $         2,250  $         5,804   $         7,291  $        11,440
===============================================================================================================================


BASIC AND DILUTED LOSS PER SHARE                          $         (0.01) $         (0.01)  $         (0.01) $         (0.02)
===============================================================================================================================


WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                                         500,000          500,000           500,000          500,000
===============================================================================================================================




   The accompanying notes are an integral part of these financial statements.

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

===============================================================================================================================
                                                                                 Cumulative
                                                                                    Amounts
                                                                             From Inception
                                                                                on July 18,       Nine Month        Nine Month
                                                                                   1997  to     Period Ended      Period Ended
                                                                               December 31,     December 31,      December 31,
                                                                                       2000             2000              1999
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                    $       (20,274)  $        (7,291) $       (11,440)
    Items not affecting cash:
       Stock issued for services                                                        50                 -                -
       Expenses paid by related entity on behalf of Company                         13,474               541            9,672
       Increase in accounts payable                                                  6,750             6,750            1,768
                                                                           ---------------   ---------------  ---------------

    Net cash used in operating activities                                               -                 -                -
                                                                           ---------------   ---------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net cash used in investing activities                                               -                 -                -
                                                                           ---------------   ---------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net cash provided by financing activities                                           -                 -                -
                                                                           ---------------   ---------------  --------------


CHANGE IN CASH POSITION DURING THE PERIOD                                               -                 -                -


CASH POSITION, BEGINNING OF THE PERIOD                                                  -                 -                -
                                                                           ---------------   ---------------  --------------


CASH POSITION, END OF THE PERIOD                                           $            -    $            -   $            -
===============================================================================================================================


SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
    Cash paid for income taxes                                             $            -    $            -   $            -
    Cash paid for interest                                                              -                 -                -
===============================================================================================================================


SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING, INVESTING, AND FINANCING
  ACTIVITIES:
    Common shares issued for services                                      $            50   $             -  $             -
    Expenses paid by related entity on behalf of the Company                        13,474               541            9,672
===============================================================================================================================



   The accompanying notes are an integral part of these financial statements.

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

=============================================================================================================================
                                                                                                    Deficit
                                                                                                Accumulated
                                                                                                     During
                                                    Common Stock                 Additional             the            Total
                                           --------------------------------         Paid in     Development    Stockholders'
                                                   Shares           Amount          Capital           Stage           Equity
-----------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 18, 1997                                  -  $            -   $            -   $            -  $            -

    Capital stock issued for services             500,000              50                -                -              50

    Loss for the period                                 -               -                -              (50)            (50)
                                           --------------  --------------   --------------   --------------  --------------

BALANCE, MARCH 31, 1998                           500,000              50                -              (50)              -

    Loss for the period                                 -               -                -                -               -
                                           --------------  --------------   --------------   --------------  --------------

BALANCE, MARCH 31, 1999                           500,000              50                -              (50)              -

    Shareholder capital contribution                    -               -           12,933                -          12,933

    Loss for the period                                 -               -                -          (12,933)        (12,933)
                                           --------------  --------------   --------------   --------------  --------------

BALANCE, MARCH 31, 2000                           500,000              50           12,933          (12,983)              -

    Shareholder capital contribution                    -               -              541                -             541

    Loss for the period                                 -               -                -           (7,291)         (7,291)
                                           --------------  --------------   --------------   --------------  --------------

BALANCE, DECEMBER 31, 2000                        500,000  $           50   $       13,474   $      (20,274) $       (6,750)
=============================================================================================================================



   The accompanying notes are an integral part of these financial statements.

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 31, 2000

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

         In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended March 31, 2000. The results of operations for the period ended December 31, 2000 are not necessarily indicative of the results to be expected for the year ending March 31, 2001.



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


         ====================================================================================================================

                                                                                                December 31,       March 31,
                                                                                                        2000            2000
         --------------------------------------------------------------------------------------------------------------------
         Deficit accumulated during the development stage                                    $       (20,274) $      (12,983)
         Working capital deficiency                                                                   (6,750)              -
         ====================================================================================================================

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 31, 2000

================================================================================

3.       SIGNIFICANT ACCOUNTING POLICIES

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the year. Actual results could differ from these estimates.

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

         COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of December 31, 2000.

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

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 31, 2000

================================================================================

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

         On September 6, 2000, the Company implemented a 20:1 forward stock split which was subsequently rescinded on October 17, 2000. The statements of changes in stockholders' equity has been restated to give retroactive recognition of the stock split and rescinded stock split by reclassifying to common stock from additional paid-in capital, the par value of shares arising from the split rescinded stock split. In addition, all references to number of shares and per share amounts of common stock have been restated to reflect the stock split and rescinded stock split.


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

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 31, 2000

================================================================================


5.       INCOME TAXES

         The Company's total deferred tax asset at December 31 is as follows:

         =====================================================================================================================
                                                                                                         2000           1999
         ---------------------------------------------------------------------------------------------------------------------
         Tax benefit of net operating loss carryforward                                         $       3,041  $         534
         Valuation allowance                                                                           (3,041)          (534)
                                                                                                -------------  -------------

                                                                                                $          -   $          -
         =====================================================================================================================

        The Company has a net operating loss carryforward of approximately $20,274, which if not used, will expire between the years 2018 and 2020. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.


6.      RELATED PARTY TRANSACTIONS

        The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the period ended December 31, 2000, the Company incurred professional fees of $7,235 and office and miscellaneous expense of $56. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.

                                PLAN OF OPERATION

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended December 31, 2000. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

Introduction
------------

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

General Business Plan
---------------------

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

We anticipate that we will incur nominal expenses in the implementation of its business plan. Because we haveno capital to pay these anticipated expenses, present management will pay these charges with their personal funds, as interest free loans, for a minimum of twelve months from the date of this registration statement. If additional funding is necessary, management and or shareholders will continue to provide capital or arrange for additional outside funding. However, the only opportunity that management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has no agreements with us that would impede or prevent consummation of a proposed transaction. We cannot assure, however, that management will continue to provide capital indefinitely if a merger candidate cannot be found. If a merger candidate cannot be found in a reasonable period of time, management may be required to reconsider its business strategy, which could result in our dissolution.

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

Acquisition of Opportunities
----------------------------

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

Competition
-----------

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

"CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-QSB are forward-looking statements based on current expectations and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following heading: "Managements Discussion And Analysis Or Plan Of Operations" the timing and expected profitable results of sales and the need for no additional financing.

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

                                      SOLID MANAGEMENT CORP.


Dated:  February 13, 2001             Per: /s/ Andrea Carley
                                           -------------------------------------
                                           Andrea Carley, President and Director