Form 10KSB
period 2001-03-31
SOLID MANAGEMENT CORP
filed 2001-07-02
CIK 1088205

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         [xx] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2001

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____


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

                                    Suite 300
                                1286 Homer Street
                           Vancouver, British Columbia
                                     V6B 2Y5
                    (Address of principal executive offices)

                                  (604)647-6400
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:         None

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class                   Name of Each Exchange on which Registered
-------------------                   -----------------------------------------

Common Stock, $0.0001 par value       Not yet listed or quoted

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ___ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ___ ]

The Issuer's revenues for its most recent fiscal year were $Nil.

As of March 31, 2001, there were 500,000 shares of the Issuer's common stock issued and outstanding and the aggregate market value of such common stock held by non-affiliates (196,000 shares) was approximately $Nil as the Issuer's shares are not yet traded on a public market.

Transitional Small Business Disclosure Format (Check one):  Yes ____; No __X__

                                     PART I

                                    BUSINESS

ITEM 1 - DESCRIPTION OF BUSINESS

Solid Management Corp. (referred to as "us," "we" or "our") was incorporated on July 18, 1997 under the laws of the State of Nevada to engage in any lawful corporate purpose. Other than issuing shares to our shareholders, we never commenced any other operational activities. We can be defined as a "blank check" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

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

ITEM 2 - DESCRIPTION OF PROPERTY

The Issuer operates from its offices at Suite 300, 1286 Homer Street, Vancouver, British Columbia, V6B 2Y5, Canada. Space is provided to the Issuer on a rent free basis by Mrs. Andrea Carley, a director of the Issuer, and it is anticipated that this arrangement will remain until we successfully consummate a merger or acquisition. Management believes that this space will meet our needs for the foreseeable future. The Issuer owns no real property.

ITEM 3 - LEGAL PROCEEDINGS

The Issuer is not a party to any pending or threatened legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year-ended March 31, 2001.

The Issuer's 2001 annual general meeting is scheduled to be held on August 1, 2001 at Suite 1000, 409 Granville Street, Vancouver, British Columbia at 10:00 a.m. The Issuer's security holders will be requested to elect new directors, to appoint the Issuer's auditors for the 2001/2002 fiscal year and to ratify all actions taken by the officers and directors of the Issuer the preceding year. No other business is expected to be brought before the Issuer's shareholders at the 2001 annual general meeting. The Issuer's notice of annual general meeting,
Schedule 14A proxy statement and proxy are being filed separately and are incorporated herein by reference.

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

ITEM 7 - FINANCIAL STATEMENTS
-----------------------------

The audited financial statements for Solid Management Corp. for the year ending March 31, 2001 are included as part of this Form 10KSB following the signature page of this Form 10KSB.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

The Issuer has had no change in its principal independent accountant during its last financial year ended March 31, 2001. The Issuer has had no disagreements with its principal independent accountant on any accounting or financial disclosure.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
----------------------------------------------------------------------

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based on the Issuer's review of copies of forms filed with the Securities and Exchange Commission or written representations from certain reporting persons, in compliance with Section 16(a) of the Securities Exchange Act of 1934, the Issuer believes that during fiscal year 2001, all officers, directors and greater than ten percent beneficial owners complied with the applicable filing requirements.

ITEM 10 - EXECUTIVE COMPENSATION
--------------------------------

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The following table sets forth the number of shares of the Issuer's Common Stock beneficially owned by (i) each director and nominee for election to the Board of Directors of the Issuer; (ii) each of the named executive officers in the Summary Compensation Table; (iii) all directors and executive officers as a group; and (iv) to the best of the Issuer's knowledge, all beneficial owners of more than 5% of the outstanding shares of the Issuer's Common Stock as of March 31, 2001. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment power with respect to the shares indicated. The Issuer has been provided such information by its directors, nominees for directors and executive officers.

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

(2) Based on 500,000 shares of Common Stock issued and outstanding as of March 31, 2001.

There are no arrangements in place which may result in a change of control of the Issuer.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(A)      Exhibits

EXHIBIT
NUMBER          DESCRIPTION

3.1 Articles of Incorporation filed July 18, 1997, and amendments thereto filed June 14, 1999, as filed with the Issuer's Form 10-SB (file no. 000-26931) filed on August 4, 1999 incorporated herein by reference.

3.3 Bylaws as filed with the Issuer's Form 10-SB (file no.000-26931) on August 4, 1999 incorporated herein by reference.

4.1 Form of Lock Up Agreement Executed by the Issuer's Shareholders as filed with the Issuer's Form 10-SB (file no.000-26931) filed on August 4, 1999, incorporated herein by reference.

4.1.1 Specimen Informational Statement as filed with the Issuer's Form 10-SB (file no.000-26931) filed on August 4, 1999, incorporated herein by reference.

13.1 Form 10QSB for the Period ended June 30, 2000, filed on August 14, 2000, incorporated herein by reference.

13.2 Form 10QSB for the Period ended September 30, 2000, filed on November 13, 2000, incorporated herein by reference.

13.3 Form 10QSB for the Period ended December 31, 2000, filed on February 14, 2001, incorporated herein by reference.


(B)      Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SOLID MANAGEMENT CORP.

Dated:  June 28, 2001       Per:     /s/ Andrea Carley
                                     ---------------------------------------
                                     Andrea Carley, President and Director

                          SOLID MANAGEMENT CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2001


 DAVIDSON & COMPANY  Chartered Accountants   A Partnership of Incorporated Professionals





                          INDEPENDENT AUDITORS' REPORT

To the Directors and Stockholders of
Solid Management Corporation
(A Development Stage Company)

We have audited the accompanying balance sheets of Solid Management Corporation as at March 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from inception on July 18, 1997 to March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that Solid Management Corporation will continue as a going concern. The Company is in the development stage and does not have the necessary working capital for its planned activity which raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are discussed in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Solid Management Corporation as at March 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended and for the period from inception on July 18, 1997 to March 31, 2001 in conformity with generally accepted accounting principles in the United States of America.

                                                           "DAVIDSON & COMPANY"

Vancouver, Canada                                         Chartered Accountants

June 26, 2001
                          A Member of SC INTERNATIONAL

Suite 1200, Stock Exchange Tower, 609 Granville Street, P.O. Box 10372, Pacific
                     Centre, Vancouver, BC, Canada, V7Y 1G6
                   TELEPHONE (604) 687-0947 FAX (604) 687-6172

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
BALANCE SHEETS
AS AT MARCH 31

====================================================================== =============== ================
                                                                                 2001            2000
---------------------------------------------------------------------- --------------- ----------------

ASSETS                                                                 $           -   $            -
====================================================================== =============== ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT

    Accounts payable and accrued liabilities                           $        9,608  $            -
                                                                       --------------  ---------------


STOCKHOLDERS' EQUITY
    Capital stock (Note 4)

       Authorized

          100,000,000 common shares with a par value of $0.0001
       Issued and outstanding
          March 31, 2000 - 500,000 common shares

          March 31, 2001 - 500,000 common shares                                   50              50
    Additional paid in capital                                                 26,735          12,933
    Deficit accumulated during the development stage                          (36,393)        (12,983)
                                                                       --------------  ---------------

                                                                               (9,608)              -
                                                                       --------------  --------------

Total liabilities and stockholders' equity                             $           -   $            -
====================================================================== =============== ================


On Behalf of the Board:


/s/Andrea Carley
-----------------------
Andrea Carley, Director

    The accompanying notes are an integral part of these financial statements.

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS

=============================================== ================= ================ ==================
                                                      Cumulative
                                                         Amounts
                                                  From Inception
                                                     on July 18,
                                                         1997 to       Year Ended        Year Ended
                                                       March 31,        March 31,         March 31,
                                                            2001             2001              2000
----------------------------------------------- ----------------- ---------------- -----------------
----------------------------------------------- ----------------- ---------------- -----------------

EXPENSES

    Office and miscellaneous                    $         5,646   $         1,104  $         4,492
    Professional fees                                    30,747            22,306            8,441
                                                ---------------   ---------------  -----------------


LOSS FOR THE PERIOD                             $       (36,393)  $       (23,410) $       (12,933)
=============================================== ================= ================ =================


BASIC AND DILUTED LOSS PER SHARE                                  $         (0.05) $         (0.03)
=============================================== ================= ================ =================


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                             500,000          500,000
=============================================== ================= ================ =================




  The accompanying notes are an integral part of these financial statements.

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

================================================================== ================= ================ =================
                                                                         Cumulative
                                                                            Amounts
                                                                     From Inception
                                                                        on July 18,
                                                                           1997  to       Year Ended        Year Ended
                                                                          March 31,        March 31,         March 31,
                                                                               2001             2001              2000
------------------------------------------------------------------ ----------------- ---------------- -----------------
------------------------------------------------------------------ ----------------- ---------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES


    Loss for the period                                            $       (36,393)  $       (23,410) $       (12,933)
    Stock issued for services                                                   50                -                -
    Expenses paid by related entity on behalf of Company                    26,735            13,802           12,933

    Changes in non-cash operating assets and liabilities
       Increase in accounts payable                                          9,608             9,608               -
                                                                   ---------------   ---------------  ----------------

    Net cash used in operating activities                                       -                 -                -
                                                                   ---------------   ---------------  --------------


CASH FLOWS FROM INVESTING ACTIVITIES

    Net cash used in investing activities                                       -                 -                -
                                                                   ---------------   ---------------  --------------


CASH FLOWS FROM FINANCING ACTIVITIES

    Net cash provided by financing activities                                   -                 -                -
                                                                   ---------------   ---------------  --------------


CHANGE IN CASH POSITION DURING THE PERIOD                                       -                 -                -


CASH POSITION, BEGINNING OF THE PERIOD                                          -                 -                -
                                                                   ---------------   ---------------  --------------


CASH POSITION, END OF THE PERIOD                                   $            -    $            -   $            -
================================================================== ================= ================ =================


SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:

    Cash paid for income taxes                                     $            -    $            -   $            -
    Cash paid for interest                                                      -                 -                -
================================================================== ================= ================ =================


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

    Common shares issued for services                              $            50   $            -   $            -
    Expenses paid by related entity on behalf of the Company                26,735            13,802           12,933
================================================================== ================= ================ =================




     The accompanying notes are an integral part of these financial statements.

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

========================================== ================================= =============== ================ ================
                                                                                                     Deficit
                                                                                                 Accumulated
                                                                                                      During
                                                     Common Stock                Additional              the            Total
                                           ---------------------------------        Paid in      Development    Stockholders'
                                                    Shares           Amount         Capital            Stage           Equity
------------------------------------------ ---------------- ---------------- --------------- ---------------- ----------------


BALANCE, JULY 18, 1997                                 -    $           -    $           -   $           -    $           -

    Capital stock issued for services             500,000               50               -               -                50

    Loss for the period                                -                -                -              (50)             (50)
                                           --------------   --------------   --------------  --------------   --------------

BALANCE, MARCH 31, 1998                           500,000               50               -              (50)              -

    Loss for the year                                  -                -                -               -                -
                                           --------------   --------------   --------------  --------------   -------------

BALANCE, MARCH 31, 1999                           500,000               50               -              (50)              -

    Shareholder capital contribution                   -                -            12,933              -            12,933

    Loss for the year                                  -                -                -          (12,933)         (12,933)
                                           --------------   --------------   --------------  --------------   --------------

BALANCE, MARCH 31, 2000                           500,000               50           12,933         (12,983)              -

    Shareholder capital contribution                    -                -           13,802               -           13,802

    Loss for the year                                  -                -                -          (23,410)         (23,410)
                                           --------------   --------------   --------------  --------------   --------------

BALANCE, MARCH 31, 2001                           500,000   $           50   $       26,735  $      (36,393)  $       (9,608)
========================================== ================ ================ =============== ================ ==============

   The accompanying notes are an integral part of these financial statements.

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------

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

         LOSS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

         FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of accounts payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------

3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

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

         COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of March 31, 2001.

         ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137 to defer the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 1999. In June 2000, the FASB issued SFAS No. 138, which is a significant amendment to SFAS 133. The Company does not anticipate that the adoption of these statements will have a significant impact on its financial statements.

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

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2001

--------------------------------------------------------------------------------

4.       CAPITAL STOCK (cont'd...)

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

5.       INCOME TAXES

         The Company's total deferred tax asset at March 31 is as follows:

         ================================================== ============== ===============
                                                                     2001           2000
         -------------------------------------------------- -------------- ---------------

         Tax benefit of net operating loss carryforward     $       5,459  $       1,947
         Valuation allowance                                       (5,459)        (1,947)
                                                            -------------  -------------

                                                            $          -   $          -
         ================================================== ============== ===============

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2001

5.       INCOME TAXES (cont'd...)

         The Company has a net operating loss carryforward of approximately $36,393, which if not used, will expire between the years 2019 and 2020. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.

6.       RELATED PARTY TRANSACTIONS

         The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the year ended March 31, 2001, the Company accrued $9,045 and $563 for professional fees and office and miscellaneous expenses and paid $13,261 in professional fees and $541 of office and miscellaneous expense. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.