Form 10QSB
period 2001-06-30
SOLID MANAGEMENT CORP
filed 2001-08-09
CIK 1088205

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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


State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:          500,000 common shares as at
June 30, 2001

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                             SOLID MANAGEMENT CORP.


                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      Consolidated Balance Sheets as of
                      June 30, 2001 and March 31, 2001

                      Consolidated Statements of Operations for the periods ended June 30, 2001 and June 30, 2000

                      Consolidated Statements of Cash Flows for
                      the periods ended June 30, 2001 and June 30,
                      2000

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

         Item 5       Other Information

         Item 6       Exhibits and Reports on Form 8K


         SIGNATURES

                          SOLID MANAGEMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                  JUNE 30, 2001

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

===============================================================================================================================

                                                                                                     June 30,        March 31,
                                                                                                         2001             2001
-------------------------------------------------------------------------------------------------------------------------------


ASSETS                                                                                         $           -   $            -
===============================================================================================================================




LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
    Accounts payable and accrued liabilities                                                   $        4,200  $         9,608
                                                                                               --------------  ---------------


STOCKHOLDERS' EQUITY
    Capital stock (Note 4)
       Authorized
          100,000,000 common shares with a par value of $0.0001
       Issued and outstanding
          March 31, 2001 - 500,000 common shares
          June 30, 2001 - 500,000 common shares                                                            50               50
    Additional paid in capital                                                                         36,686           26,735
    Deficit accumulated during the development stage                                                  (40,936)         (36,393)
                                                                                               --------------  ---------------

                                                                                                       (4,200)           9,608
                                                                                               --------------  ---------------

Total liabilities and stockholders' equity                                                     $           -   $            -
===============================================================================================================================



On behalf of the Board:

/s/Andrea Carley
-------------------------
Andrea Carley, Director





   The accompanying notes are an integral part of these financial statements.

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

===============================================================================================================================

                                                                                 Cumulative
                                                                                    Amounts
                                                                            From Inception
                                                                                on July 18,      Three Month       Three Month
                                                                                    1997 to     Period Ended      Period Ended
                                                                                   June 30,         June 30,          June 30,
                                                                                       2001             2001              2000
-------------------------------------------------------------------------------------------------------------------------------

EXPENSES
    Office and miscellaneous                                               $         5,646   $            -   $            56
    Professional fees                                                               35,290             4,543            2,735
                                                                           ---------------   ---------------  ---------------


LOSS FOR THE PERIOD                                                        $        40,936   $         4,543  $         2,791
===============================================================================================================================


BASIC AND DILUTED LOSS PER SHARE                                                             $         (0.01) $         (0.01)
===============================================================================================================================


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                                        500,000          500,000
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

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)


===============================================================================================================================

                                                                                 Cumulative
                                                                                    Amounts
                                                                             From Inception
                                                                                on July 18,      Three Month       Three Month
                                                                                   1997  to     Period Ended      Period Ended
                                                                                   June 30,         June 30,          June 30,
                                                                                       2001             2001              2000
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                    $       (40,936)  $        (4,543) $        (2,791)
    Items not affecting cash:
       Stock issued for services                                                        50                -                -
       Expenses paid by related entity on behalf of Company                         36,686             9,951              541

    Changes in non-cash working capital items
       Increase (decrease) in accounts payable                                       4,200            (5,408)           2,250
                                                                           ---------------   ---------------  ---------------

    Net cash used in operating activities                                               -                                  -
                                                                           ---------------   ---------------  --------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Net cash used in investing activities                                               -                 -                -
                                                                           ---------------   ---------------  --------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Net cash provided by financing activities                                           -                 -                -
                                                                           ---------------   ---------------  --------------


CHANGE IN CASH POSITION DURING THE PERIOD                                               -                 -                -


CASH POSITION, BEGINNING OF THE PERIOD                                                  -                 -                -
                                                                           ---------------   ---------------  --------------


CASH POSITION, END OF THE PERIOD                                           $            -    $            -   $            -
===============================================================================================================================


SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
    Cash paid for income taxes                                             $            -    $            -   $            -
    Cash paid for interest                                                 $            -    $            -   $            -
===============================================================================================================================


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING, AND
    FINANCING ACTIVITIES:
      Common shares issued for services                                    $            50   $            -   $            -
      Expenses paid by related entity on behalf of Company                          36,686             9,951              541
===============================================================================================================================


   The accompanying notes are an integral part of these financial statements.

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

===============================================================================================================================

                                                                                                    Deficit
                                                                                                Accumulated
                                                                                                     During
                                                    Common Stock                 Additional             the            Total
                                           --------------------------------         Paid in     Development    Stockholders'
                                                   Shares           Amount          Capital           Stage           Equity
-------------------------------------------------------------------------------------------------------------------------------


BALANCE, JULY 18, 1997                                 -   $           -    $           -    $           -   $           -

    Capital stock issued for services             500,000              50               -                -               50

    Loss for the period                                -               -                -               (50)            (50)
                                           --------------  --------------   --------------   --------------  --------------

BALANCE, MARCH 31, 1998                           500,000              50               -               (50)             -

    Loss for the year                                  -               -                -                -               -
                                           --------------  --------------   --------------   --------------  -------------

BALANCE, MARCH 31, 1999                           500,000              50               -               (50)             -

    Shareholder capital contribution                   -               -            12,933               -           12,933

    Loss for the year                                  -               -                -           (12,933)        (12,933)
                                           --------------  --------------   --------------   --------------  --------------

BALANCE, MARCH 31, 2000                           500,000              50           12,933          (12,983)             -

    Shareholder capital contribution                   -               -            13,802               -           13,802

    Loss for the year                                  -               -                -           (23,410)        (23,410)
                                           --------------  --------------   --------------   --------------  --------------

BALANCE, MARCH 31, 2001                           500,000              50           26,735          (36,393)         (9,608)

    Shareholder capital contributions                  -               -             9,951               -            9,951

    Loss for the period                                -               -                -            (4,543)         (4,543)
                                           --------------  --------------   --------------   --------------  --------------

BALANCE, JUNE 30, 2001                            500,000  $           50   $       36,686   $      (40,936) $       (4,200)
===============================================================================================================================



   The accompanying notes are an integral part of these financial statements.

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001

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

         In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended March 31, 2001. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending March 31, 2002.

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

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001

================================================================================


3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)


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


         COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of June 30, 2001.


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

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001

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

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001

================================================================================


5.       INCOME TAXES

         The Company's total deferred tax asset is as follows:

         ====================================================================================================================

                                                                                                    June 30,      March 31,
                                                                                                        2001           2001
         --------------------------------------------------------------------------------------------------------------------

         Tax benefit of net operating loss carryforward                                        $       6,140  $       5,459
         Valuation allowance                                                                           (6140)        (5,459)
                                                                                               -------------  -------------

                                                                                               $          -   $          -
         ===================================================================================== ============== ===============

         The Company has a net operating loss carryforward of approximately $40,936, which if not used, will begin to expire in the year 2017. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.


6.       RELATED PARTY TRANSACTIONS

         The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the period ended June 30, 2001, the Company incurred professional fees of $4,543. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.

                                PLAN OF OPERATION

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended June 30, 2001. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

                                   SOLID MANAGEMENT CORP.


Dated:  August 8, 2001             Per:   /s/ Andrea Carley
                                          -----------------------------------
                                          Andrea Carley, President and Director