Form 10QSB
period 2001-09-30
SOLID MANAGEMENT CORP
filed 2001-11-16
CIK 1088205

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 500,000 common shares as at September 30, 2001

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                             SOLID MANAGEMENT CORP.


                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1.    Financial Statements                                                3

                    Consolidated Balance Sheets as of
                    September 30, 2001 and March 31, 2001                               4

                    Consolidated Statements of Operations for the periods ended
                    September 30, 2001 and June 30, 2000                                5

                    Consolidated Statements of Cash Flows for the periods ended
                    September 30, 2001 and June 30, 2000                                6

                    Consolidated Statements of Changes in Stockholders' Equity          7

                    Notes to Consolidated Financial Statements                          8

         Item 2     Plan of Operation                                                  12

PART II. OTHER INFORMATION                                                             16

         Item 1     Legal Proceedings                                                  16

         Item 2     Changes in Securities                                              16

         Item 3     Defaults Upon Senior Securities                                    16

         Item 4     Submission of Matters to a Vote of Security Holders                16

         Item 5     Other Information                                                  17

         Item 6     Exhibits and Reports on Form 8K                                    17


         SIGNATURES                                                                    17

                          SOLID MANAGEMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


                               SEPTEMBER 30, 2001

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)



==========================================================================================================

                                                                       September 30,             March 31,
                                                                                2001                  2001
----------------------------------------------------------------------------------------------------------
ASSETS                                                                      $   --                $   --
==========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
    Accounts payable and accrued liabilities                                $  1,100              $  9,608
                                                                            --------              --------


STOCKHOLDERS' EQUITY
    Capital stock (Note 4)
       Authorized
          100,000,000 common shares with a par value of $0.0001
       Issued and outstanding
          March 31, 2001 - 500,000 common shares
          September 30, 2001 - 500,000 common shares                              50                    50
    Additional paid in capital                                                40,886                26,735
    Deficit accumulated during the development stage                         (42,036)              (36,393)
                                                                            --------              --------

                                                                              (1,100)               (9,608)
                                                                            --------              --------

Total liabilities and stockholders' equity                                  $   --                $   --
==========================================================================================================



On behalf of the Board:

/s/Andrea Carley
-----------------------------
Andrea Carley, Director















   The accompanying notes are an integral part of these financial statements.

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)



                                                   Cumulative
                                                      Amounts
                                               From Inception
                                                  on July 18,       Three Month       Three Month        Six Month        Six Month
                                                      1997 to      Period Ended      Period Ended     Period Ended     Period Ended
                                                September 30,     September 30,     September 30,    September 30,    September 30,
                                                         2001              2001              2000             2001             2000
------------------------------------------------------------------------------------------------------------------------------------


EXPENSES
    Office and miscellaneous                        $   5,646         $    --           $    --          $    --          $      56
    Professional fees                                  36,390             1,100             2,250            5,643            4,985
                                                    ---------         ---------         ---------        ---------        ---------


LOSS FOR THE PERIOD                                 $  42,036         $   1,100         $   2,250        $   5,643        $   5,041
====================================================================================================================================


BASIC AND DILUTED LOSS PER SHARE                                      $   (0.01)        $   (0.01)       $   (0.01)       $   (0.01)
====================================================================================================================================


WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                                               500,000           500,000          500,000          500,000
====================================================================================================================================







   The accompanying notes are an integral part of these financial statements.

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)


====================================================================================================================================

                                                                                     Cumulative
                                                                                        Amounts
                                                                                 From Inception
                                                                                    on July 18,         Six Month        Six Month
                                                                                       1997  to      Period Ended     Period Ended
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                                $(42,036)         $ (5,643)         $ (5,041)
    Items not affecting cash:
       Stock issued for services                                                             50              --                --
       Expenses paid by related entity on behalf of Company                              40,886             5,643               541

    Changes in non-cash working capital items
       Increase (decrease) in accounts payable                                            1,100              --               4,500
                                                                                       --------          --------          --------

    Net cash used in operating activities                                                  --                --                --
                                                                                       --------          --------          --------


CASH FLOWS FROM INVESTING ACTIVITIES
    Net cash used in investing activities                                                  --                --                --
                                                                                       --------          --------          --------


CASH FLOWS FROM FINANCING ACTIVITIES
    Net cash provided by financing activities                                              --                --                --
                                                                                       --------          --------          --------


CHANGE IN CASH POSITION DURING THE PERIOD                                                  --                --                --


CASH POSITION, BEGINNING OF THE PERIOD                                                     --                --                --
                                                                                       --------          --------          --------


CASH POSITION, END OF THE PERIOD                                                       $   --            $   --            $   --
====================================================================================================================================


SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
    Cash paid for income taxes                                                         $   --            $   --            $   --
    Cash paid for interest                                                                 --                --                --
====================================================================================================================================


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
    Common shares issued for services                                                  $     50          $   --            $   --
    Expenses paid by related entity on behalf of Company                                 40,886             5,643               541
====================================================================================================================================



   The accompanying notes are an integral part of these financial statements.

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)



                                                                                                           Deficit
                                                                                                       Accumulated
                                                                                                            During
                                                                  Common Stock          Additional             the            Total
                                                           ------------------------        Paid in     Development    Stockholders'
                                                            Shares          Amount         Capital           Stage           Equity
------------------------------------------------------------------------------------------------------------------------------------


BALANCE, JULY 18, 1997                                        --          $   --          $   --          $   --           $   --

    Capital stock issued for services                      500,000              50            --              --                 50

    Loss for the period                                       --              --              --               (50)             (50)
                                                          --------        --------        --------        --------         --------

BALANCE, MARCH 31, 1998                                    500,000              50            --               (50)            --

    Loss for the year                                         --              --              --              --               --
                                                          --------        --------        --------        --------         --------

BALANCE, MARCH 31, 1999                                    500,000              50            --               (50)            --

    Shareholder capital contributions                         --              --            12,933            --             12,933

    Loss for the year                                         --              --              --           (12,933)         (12,933)
                                                          --------        --------        --------        --------         --------

BALANCE, MARCH 31, 2000                                    500,000              50          12,933         (12,983)            --

    Shareholder capital contributions                         --              --            13,802            --             13,802

    Loss for the year                                         --              --              --           (23,410)         (23,410)
                                                          --------        --------        --------        --------         --------

BALANCE, MARCH 31, 2001                                    500,000              50          26,735         (36,393)          (9,608)

    Shareholder capital contributions                         --              --            14,151            --             14,151

    Loss for the period                                       --              --              --            (5,643)          (5,643)
                                                          --------        --------        --------        --------         --------

BALANCE, SEPTEMBER 30, 2001                                500,000        $     50        $ 40,886        $(42,036)        $ (1,100)
====================================================================================================================================







   The accompanying notes are an integral part of these financial statements.

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2001
================================================================================

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

         In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended March 31, 2001. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending March 31, 2002.

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

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2001
================================================================================



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

         COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of September 30, 2001.

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

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2001
================================================================================



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

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2001
================================================================================



5.       INCOME TAXES

         The Company's total deferred tax asset is as follows:


         ====================================================================
                                                      September 30, March 31,
                                                               2001      2001
         --------------------------------------------------------------------

         Tax benefit of net operating loss carryforward    $  6,305  $  5,459
         Valuation allowance                                 (6,305)   (5,459)
                                                           --------  --------

                                                           $   --    $   --
         ====================================================================

         The Company has a net operating loss carryforward of approximately $42,036, which if not used, will begin to expire in the year 2017. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.


6.       RELATED PARTY TRANSACTIONS

         The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the period ended September 30, 2001, the Company incurred professional fees of $5,643. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.

                                PLAN OF OPERATION

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended September 30, 2001. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

         (a)      We held an annual general meeting on August 1, 2001.

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

                  The second matter which was voted on at our annual general meeting was the election of auditors. 304,000 votes received were cast for and zero votes were received against the election of Davidson & Company as our auditors for the fiscal year ending March 31, 2002.

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

                              SOLID MANAGEMENT CORP.


Dated:  November 15, 2001     Per: /s/Andrea Carley
                                   ---------------------------------------------
                                   Andrea Carley, President, C.F.O. and Director