Form 10QSB
period 2001-12-31
SOLID MANAGEMENT CORP
filed 2002-02-19
CIK 1088205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

Commission file Number: 000-26931

SOLID MANAGEMENT CORP.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0204702

(I.R.S. Employer Identification Number)

Suite 612, 475 Howe Street

Vancouver, British Columbia

V6C 2B3

(Address of principal executive offices)

(604)688-2010

(Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 500,000 common shares as at December 31, 2001

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

SOLID MANAGEMENT CORP.

INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of

December 31, 2001 and March 31, 2001

Consolidated Statements of Operations for the periods ended

December 31, 2001 and June 30, 2000

Consolidated Statements of Cash Flows for the periods ended

December 31, 2001 and June 30, 2000

Consolidated Statements of Changes in Stockholders' Equity

Notes to Consolidated Financial Statements

Item 2 Plan of Operation

PART II. OTHER INFORMATION

Item 1 Legal Proceedings

Item 2 Changes in Securities

Item 3 Defaults Upon Senior Securities

Item 4 Submission of Matters to a Vote of Security Holders

Item 5 Other Information

Item 6 Exhibits and Reports on Form 8K

SIGNATURES

SOLID MANAGEMENT CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

(Unaudited)

DECEMBER 31, 2001

SOLID MANAGEMENT CORPORATION

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

<table>
	December 31, 2001	March 31, 2001

ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current
Accounts payable and accrued liabilities	$2,200	$9,608

Stockholders' deficiency
Capital stock (Note 4)
Authorized
100,000,000 common shares with a par value of $0.0001
Issued and outstanding
March 31, 2001 - 500,000 common shares
December 31, 2001 500,000 common shares	50	50
Additional paid in capital	40,886	26,735
Deficit accumulated during the development stage	(43,136)	(36,393)

	(2,200)	(9,608)

Total liabilities and stockholders' deficiency	$-	$-

</table>

On behalf of the Board:

/s/Lana Turner

Lana Turner, Director

The accompanying notes are an integral part of these financial statements.

SOLID MANAGEMENT CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

<table>
	Cumulative Amounts From Inception on July 18, 1997 to December 31, 2001	Three Month Period Ended December 31, 2001	Three Month Period Ended December 31, 2000	Nine Month Period Ended December 31, 2001	Nine Month Period Ended December 31, 2000

EXPENSES
Office and miscellaneous	$5,646	$ -	$ -	$ -	$56
Professional fees	37,490	1,100	2,250	6,743	7,235

Loss for the period	$(43,136)	$(1,100)	$(2,250)	$(6,743)	$(7,291)

Basic and diluted loss per share		$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number
of shares outstanding		500,000	500,000	500,000	500,000

</table>

The accompanying notes are an integral part of these financial statements.

SOLID MANAGEMENT CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

<table>
	Cumulative Amounts From Inception on July 18, 1997 to December 31, 2001	Nine Month Period Ended December 31, 2001	Nine Month Period Ended December 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (43,136)	$ (6,743)	$ (7,291)
Items not affecting cash:
Stock issued for services	50	-	-
Expenses paid by related entity on behalf of Company	40,886	5,643	541

Change in non-cash working capital items:
Increase in accounts payable	2,200	1,100	6,750

Net cash used in operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	-	-	-

Change in cash position during the period	-	-	-

Cash position, beginning of the period	-	-	-

Cash position, end of the period	$ -	$ -	$ -

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	-	-	-

Supplemental disclosure of non-cash investing and financing activities:
Common shares issued for services	$ 50	$ -	$ -
Expenses paid by related entity on behalf of Company	40,886	14,151	541

</table>

The accompanying notes are an integral part of these financial statements.

SOLID MANAGEMENT CORPORATION

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

(Unaudited)

<table>
	Common Stock		Additional	Deficit Accumulated During the	Total
	Shares	Amount	Paid in Capital	Development Stage	Stockholders' Deficiency

Balance, July 18, 1997	-	$-	$-	$-	$-

Capital stock issued for services	500,000	50	-	-	50

Loss for the period	-	-	-	(50)	(50)

Balance, March 31, 1998	500,000	50	-	(50)	-

Loss for the year	-	-	-	-	-

Balance, March 31, 1999	500,000	50	-	(50)	-

Shareholder capital contributions	-	-	12,933	-	12,933

Loss for the year	-	-	-	(12,933)	(12,933)

Balance, March 31, 2000	500,000	50	12,933	(12,983)	-

Shareholder capital contributions	-	-	13,802	-	13,802

Loss for the year	-	-	-	(23,410)	(23,410)

Balance, March 31, 2001	500,000	50	26,735	(36,393)	(9,608)

Shareholder capital contributions	-	-	14,151	-	14,151

Loss for the period	-	-	-	(6,743)	(6,743)

Balance, December 31, 2001	500,000	$50	$40,886	$(43,136)	$(2,200)

<table>

The accompanying notes are an integral part of these financial statements.

SOLID MANAGEMENT CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

DECEMBER 31, 2001

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

In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended March 31, 2001. The results of operations for the period ended December 31, 2001 are not necessarily indicative of the results to be expected for the year ending March 31, 2002.

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

SOLID MANAGEMENT CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

DECEMBER 31, 2001

3. SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

Accounting for derivative instruments and hedging activities

Effective August 31, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement requires companies to record derivatives on the balance sheet as assets or liabilities at their fair value. In certain circumstances, changes in the value of such derivatives may be required to be recorded as gains or losses. The impact of this statement did not have any effect on the Company's financial statements.

Recent accounting pronouncements

Effective June 1, 2001, the Company adopted the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"). SAB 101 provides guidance related to revenue recognition.

SOLID MANAGEMENT CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

DECEMBER 31, 2001

3. SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Recent accounting pronouncements (cont'd)

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all future business combinations and specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121. The Company has adopted the provisions of SFAS 141 and SFAS 142 as of July 1, 2001.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143") "Accounting for Asset Retirement Obligations" that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. SFAS 143 is required to be adopted effective January 1, 2003.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets" that supersedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 is required to be adopted effective January 1, 2002.

The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

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

Proposed public offering of common stock

The Company is preparing to commence with a "Blank Check" offering subject to Rule 419 of the Securities Act of 1933, as amended, for 750,000 common shares to be sold at a price of $0.10 per share.

SOLID MANAGEMENT CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

DECEMBER 31, 2001

4. CAPITAL STOCK (cont'd)

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

5. INCOME TAXES

The Company's total deferred tax asset is as follows:

<table>
	December 31, 2001	March 31, 2001

Tax benefit of net operating loss carryforward	$ 15,050	$ 5,459
Valuation allowance	(15,050)	(5,459)

	$ -	$ -

</table>

The Company has a net operating loss carryforward of approximately $43,000, which if not used, will begin to expire in the year 2017. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.

SOLID MANAGEMENT CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

DECEMBER 31, 2001

6. RELATED PARTY TRANSACTIONS

The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the period ended December 31, 2001, the Company incurred professional fees of $6,743. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.

PLAN OF OPERATION

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended December 31, 2001. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

SOLID MANAGEMENT CORP.

Dated: February 15, 2002 Per: /s/Lana Turner

Lana Turner, President, C.F.O. and Director

c:\data\wp\solid\form10-qsb\dec31.01\December 31-2001 - solid.doc