Form 10KSB
period 2002-03-31
SOLID MANAGEMENT CORP
filed 2002-08-23
CIK 1088205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[XX] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____

Commission file Number: 000-26931

SOLID MANAGEMENT CORP.

(Name of small business issuer in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0204702

(I.R.S. Employer Identification Number)

Suite 612

475 Howe Street Vancouver, British Columbia V6C 2B3

(Address of principal executive offices)

(604) 688-2010

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

[ X ] Yes [ ___ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ___ ]

The Issuer's revenues for its most recent fiscal year were: $Nil.

As of March 31, 2002, there were 500,000 shares of the Issuer's common stock issued and outstanding and the aggregate market value of such common stock held by non-affiliates (196,000 shares) was approximately $Nil as the Issuer's shares are not yet traded on a public market.

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

ITEM 2 - DESCRIPTION OF PROPERTY

The Issuer operates from its offices at Suite 612, 475 Howe Street, Vancouver, British Columbia, V6C 2b3, Canada. Space is provided to the Issuer on a rent free basis by Spirit Energy Corp, and it is anticipated that this arrangement will remain until we successfully consummate a merger or acquisition. Management believes that this space will meet our needs for the foreseeable future. The Issuer owns no real property.

ITEM 3 - LEGAL PROCEEDINGS

The Issuer is not a party to any pending or threatened legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year-ended March 31, 2002. The Issuer's 2002 annual general meeting is scheduled to be held on August 31, 2002 at Suite 1000, 409 Granville Street, Vancouver, British Columbia at 10:00 a.m. The Issuer's security holders will be requested to elect new directors, to appoint the Issuer's auditors for the 2002/2003 fiscal year and to ratify all actions taken by the officers and directors of the Issuer the preceding year. No other business is expected to be brought before the Issuer's shareholders at the 2002 annual general meeting. The Issuer's notice of annual general meeting, Schedule 14A proxy statement and proxy are being filed separately and are incorporated herein by reference.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Market Information

    No public market currently exists for the Issuer's shares.

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

ITEM 7 - FINANCIAL STATEMENTS

The audited financial statements for Solid Management Corp. for the year ending March 31, 2002 are included as part of this Form 10KSB following the signature page of this Form 10KSB.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Issuer has had no change in its principal independent accountant during its last financial year ended March 31, 2002. The Issuer has had no disagreements with its principal independent accountant on any accounting or financial disclosure.

PART III ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of the current directors, executive officers and key employees of the Issuer and the principal offices and positions with the Issuer held by each person. The Board of Directors currently consists of one director.

NAME AGE POSITION

Lana Bea Turner 47 President, Secretary and Director

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

Ms. Lana Bea Turner was appointed to her positions on February ??, 2002. She devotes her time as necessary to our business, which time is expected to be nominal.

Ms. Turner is a corporate administrator and is the Corporate Secretary of Crystal Graphite Corporation and the President of Walkers Management Corp.

SIGNIFICANT EMPLOYEES

The Issuer has one employee. Ms. Lana Bea Turner is the President, Secretary and Treasurer of the Issuer. Ms. Turner devotes her time as necessary to our business, which time is expected to be nominal.

There are no family relationships among the directors, executive officer or persons nominated or chosen by the Issuer to become directors or executive officers.

No bankruptcy petition has been filed by or against any business of which Andrea Carley is a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

Ms. Turner has never been convicted in a criminal proceeding and is not subject to a pending criminal proceeding. Ms. Turner has never been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities.

Ms. Turner has never been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based on the Issuer's review of copies of forms filed with the Securities and Exchange Commission or written representations from certain reporting persons, in compliance with Section 16(a) of the Securities Exchange Act of 1934, the Issuer believes that during fiscal year 2002, all officers, directors and greater than ten percent beneficial owners complied with the applicable filing requirements.

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of the Issuer's Common Stock beneficially owned by (i) each director and nominee for election to the Board of Directors of the Issuer; (ii) each of the named executive officers in the Summary Compensation Table; (iii) all directors and executive officers as a group; and (iv) to the best of the Issuer's knowledge, all beneficial owners of more than 5% of the outstanding shares of the Issuer's Common Stock as of March 31, 2002. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment power with respect to the shares indicated. The Issuer has been provided such information by its directors, nominees for directors and executive officers.

Name (and address of 5% holder))	OR Common Shares Beneficially	Percent
Identity of Group	Owned (1)	of Class
Devinder Randhawa Suite 104 1456 St. Paul Street Kelowna, B.C. V1Y 2E6	152,000	30.4%
Bob Hemmerling 908 Horizon Drive Kelowna, B.C. V1Z 3L3	152,000	30.4%
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
  Based on 500,000 shares of Common Stock issued and outstanding as of March 31, 2002.

There are no arrangements in place which may result in a change of control of the Issuer.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits
  EXHIBIT NO. DESCRIPTION
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

4.1..1 Specimen Informational Statement as filed with the Issuer's Form 10-SB (file no.000-26931) filed on August 4, 1999, incorporated herein by reference.

13.1 Form 10QSB for the Period ended June 30, 2001, filed on November 16, 2001 incorporated herein by reference.

    Form 10QSB for the Period ended September 30, 2001, filed on November 16, 2001, incorporated herein by reference.
    Form 10QSB for the Period ended December 31, 2001, filed on February 19, 2002, incorporated herein by reference.
  Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLID MANAGEMENT CORP.

Dated: July 22, 2002

Per: /s/ Lana Bea Turner

____________________
President & Director

SOLID MANAGEMENT CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2002
DAVIDSON & COMPANY	Chartered Accountants	A Partnership of Incorporated Professionals

INDEPENDENT AUDITORS' REPORT

To the Directors and Stockholders of
Solid Management Corporation
(A Development Stage Company)

We have audited the accompanying balance sheets of Solid Management Corporation as at March 31, 2002 and 2001 and the related statements of operations, stockholders' deficiency and cash flows for the years then ended and for the period from inception on July 18, 1997 to March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Solid Management Corporation as at March 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended and for the period from inception on July 18, 1997 to March 31, 2002 in conformity with generally accepted accounting principles in the United States of America.

"DAVIDSON & COMPANY"

Vancouver, Canada	Chartered Accountants
June 21, 2002

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
BALANCE SHEETS
AS AT MARCH 31
	2002	2001

ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current
Accounts payable and accrued liabilities	$ 3,300	$ 9,608

Stockholders' deficiency
Capital stock (Note 4)
Authorized
100,000,000 common shares with a par value of $0.0001
Issued and outstanding
March 31, 2001 - 500,000 common shares
March 31, 2002 - 500,000 common shares	50	50
Additional paid in capital	40,886	26,735
Deficit accumulated during the development stage	(44,236)	(36,393)

	(3,300)	(9,608)

Total liabilities and stockholders' deficiency	$ -	$ -

Subsequent event (Note 7)

The accompanying notes are an integral part of these financial statements.

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
	Cumulative Amounts From Inception on July 18, 1997 to March 31, 2002	Year Ended March 31, 2002	Year Ended March 31, 2001

EXPENSES
Office and miscellaneous	$ 5,646	$ -	$ 1,104
Professional fees	38,590	7,843	22,306

Loss for the period	$ (44,236)	$ (7,843)	$ (23,410)

Basic and diluted loss per share		$ (0.02)	$ (0.05)

Weighted average number of shares outstanding		500,000	500,000

The accompanying notes are an integral part of these financial statements.

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
	Cumulative Amounts From Inception on July 18, 1997 to March 31, 2002	Year Ended March 31, 2002	Year Ended March 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$ (44,236)	$ (7,843)	$ (23,410)
Stock issued for services	50	-	-
Expenses paid by related entity on behalf of Company	40,886	14,151	13,802

Changes in non-cash operating assets and liabilities
Increase (decrease) in accounts payable	3,300	(6,308)	9,608

Net cash used in operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	-	-	-

Change in cash position during the period	-	-	-

Cash position, beginning of the period	-	-	-

Cash position, end of the period	$ -	$ -	$ -

Supplemental disclosure with respect to cash flows:
Cash paid for income taxes	$ -	$ -	$ -
Cash paid for interest	-	-	-

Supplemental disclosure of non-cash investing and financing activities:
Common shares issued for services	$ 50	$ -	$ -
Expenses paid by related entity on behalf of the Company	40,886	14,151	13,802

The accompanying notes are an integral part of these financial statements.

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIENCY

	Common Stock		Additional	Deficit Accumulated During the	Total
	Shares	Amount	Paid in Capital	Development Stage	Stockholders' Deficiency

Balance, July 18, 1997	-	$ -	$ -	$ -	$ -

Capital stock issued for services	500,000	50	-	-	50

Loss for the period	-	-	-	(50)	(50)

Balance, March 31, 1998	500,000	50	-	(50)	-

Loss for the year	-	-	-	-	-

Balance, March 31, 1999	500,000	50	-	(50)	-

Shareholder capital contribution	-	-	12,933	-	12,933

Loss for the year	-	-	-	(12,933)	(12,933)

Balance, March 31, 2000	500,000	50	12,933	(12,983)	-

Shareholder capital contribution	-	-	13,802	-	13,802

Loss for the year	-	-	-	(23,410)	(23,410)

Balance, March 31, 2001	500,000	50	26,735	(36,393)	(9,608)

Shareholder capital contribution	-	-	14,151	-	14,151

Loss for the year	-	-	-	(7,843)	(7,843)

Balance, March 31, 2002	500,000	$ 50	$ 40,886	$ (44,236)	$ (3,300)

The accompanying notes are an integral part of these financial statements.

SOLID MANAGEMENT CORPORATION

(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2002

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

Financial instruments

The Company's financial instruments consist of accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2002

3. SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

Comprehensive income

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' deficiency as of March 31, 2002.

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

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2002

3. SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Accounting for derivative instruments and hedging activities (cont'd)

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets" that supersedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 is required to be adopted effective January 1, 2002.

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
MARCH 31, 2002

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

5. INCOME TAXES

The Company's total deferred tax asset at March 31 is as follows:

	2002	2001

Tax benefit of net operating loss carryforward	$ 15,500	$ 5,459
Valuation allowance	(15,500)	(5,459)

	$ -	$ -

The Company has a net operating loss carryforward of approximately $44,000, which if not used, will begin to expire in the year 2019. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.

SOLID MANAGEMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2002

6. RELATED PARTY TRANSACTIONS

The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the year ended March 31, 2002, the Company accrued $3,300 (2001 - $9,045) and $Nil (2001 - $563) for professional fees and office and miscellaneous expenses and paid $14,151 (2001 - $13,261) in professional fees and $Nil (2001 - $541) of office and miscellaneous expense. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.

7. SUBSEQUENT EVENT

Subsequent to year end, the Company has undertaken to complete a private placement for 500,000 common shares at a price of $0.10 per share.